Form 10-Q
period 2021-09-30
DP Cap Acquisition Corp I
filed 2021-12-23
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

DP CAP ACQUISITION CORP I
(Exact name of registrant as specified in its charter)
Cayman Islands	001-41041	Not Applicable
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
One Marina Park Drive, 10th Floor
Boston, MA 02210
(Address of Principal Executive Offices, including zip code)

(617) 874-5152
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	DPCSU	The Nasdaq Stock Market LLC
Class A ordinary share, $0.0001 par value	DPCS	The Nasdaq Stock Market LLC
Redeemable public warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	DPCSW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of December 23, 2021, 23,000,000 shares of Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DP CAP ACQUISITION CORP I
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from April 8, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statement of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2021 and for the period from April 8, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the period from April 8, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosure about Market Risk	20
Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DP CAP ACQUISITION CORP I
CONDENSED BALANCE SHEET
September 30, 2021
(Unaudited)

ASSETS
Current assets:
Cash	$19,552
Noncurrent assets:
Deferred offering costs associated with public offering	361,977
Total assets	$381,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to related party	74,025
Accrued offering and formation costs	294,041
Total current liabilities	368,066

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(11,537)
Total Shareholders’ Equity	13,463
Total Liabilities and Shareholders’ Equity	$381,529

(1)
This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 12, 2021, the underwriters exercised their over-allotment option, as a result of which, these Class B ordinary shares are no longer subject to forfeiture (see Notes 4 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	For the period from April 8, 2021 (inception) through September 30, 2021
Formation costs	$—	$6,041
General and administrative expenses	6	5,496
Net loss	$(6)	$(11,537)

Weighted average shares outstanding of Class B ordinary shares(1)	5,000,000	5,000,000
Basic and diluted net loss per Class B ordinary share	$(0.00)	$(0.00)

(1)
This number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 12, 2021, the underwriters exercised their over-allotment option, as a result of which, these Class B ordinary shares are no longer subject to forfeiture (see Notes 4 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2021 and For the period from April 8, 2021 (Inception) through
September 30, 2021
(Unaudited)

	Ordinary Shares
	Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
April 8, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor(1)	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	(6,041)	(6,041)
May 13, 2021	5,750,000	$575	$24,425	$(6,041)	$18,959
Net loss	-	-	-	(5,490)	(5,490)
June 30, 2021 (unaudited)	5,750,000	$575	$24,425	$(11,531)	$13,469
Net loss	-	-	-	(6)	(6)
September 30, 2021 (unaudited)	5,750,000	$575	$24,425	$(11,537)	$13,463

(1)
Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 12, 2021, the underwriters exercised their over-allotment option, as a result of which, these Class B ordinary shares are no longer subject to forfeiture (see Notes 4 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(11,537)
Changes in operating assets and liabilities:
Due to related party	74,025
Accrued offering and formation costs	(67,936)
Net cash used in operating activities	(5,448)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Net cash provided by financing activities	25,000

Net increase in cash	19,552
Cash - beginning of period	—
Cash - end of period	$19,552

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering and formation costs	$288,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

DP Cap Acquisition Corp I (the “Company”) is a blank check company incorporated in the Cayman Islands on April 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the ‘‘Business Combination’’). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering described below and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering on November 12, 2021 (“Initial Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

On November 12, 2021, the Company consummated its IPO of 23,000,000 units (the “Units”), which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the initial public offering price to cover over-allotments. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 4,733,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”) to DP Investment Management Sponsor I LLC (the “Sponsor”), generating gross proceeds to the Company of $7,100,000, which is described in Note 4. Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per share.

Simultaneously with the closing of the IPO, pursuant to the Sponsor’s promissory note (the “Sponsor Note”), the Sponsor loaned $4,600,000 to the Company (the "Sponsor Loan") at no interest. The proceeds of the Sponsor Note were deposited into the Trust Account (as defined below) and will be repaid or converted into warrants (the “Sponsor Loan Warrants”) at a conversion price of $1.50 per Sponsor Loan Warrant, at the Sponsor’s discretion and at any time until the consummation of the Company’s initial business combination. The Sponsor Loan Warrants are identical to the Private Placement Warrants.

Transaction costs in connection with the IPO amounted to $13,148,152, including $8,050,000 in deferred underwriting fees, $4,600,000 in paid underwriting fees and $498,152 as a cost of  the IPO in accordance with Staff Accounting Bulletin Topic 5A. In addition, cash of $2,030,974 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

A total of $234,600,000 ($10.20 per unit), comprised of $225,400,000 of the proceeds from the IPO, $4,600,000 of the proceeds of the sale of the Private Placement Units and $4,600,000 of the proceeds from the Sponser Loan, was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account (the “Trust Account”) that may be released to the Company to pay its taxes and winding up and dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s Public Shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the Company’s Public Shares (as defined below) if it does not complete its initial business combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s Public Shares if it is unable to complete its initial business combination within 18 months from the closing of the IPO, subject to applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants and the proceeds from the Sponsor Loan, will be held in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company is required to provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders’ meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “A&R M&As”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The A&R M&As will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) have agreed not to propose an amendment to the A&R M&As (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”) and the Company’s shareholders have not amended the A&R M&As to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Summary of Significant Accounting Policies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the economy and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had $19,552 in cash and no cash equivalents as of September 30, 2021.

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

An aggregate of up to 750,000 shares of Class B ordinary shares were subject to forfeiture in the event the over-allotment was not exercised in full or in part by the underwriter (see Notes 4 and 7). The over-allotment option was exercised and forteiture restrictions lapsed.

At September 30, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Warrants

The Company will account for the 16,233,333 warrants issued in connection with the IPO (the 11,500,000 Public Warrants and the 4,733,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). Such guidance provides that because the warrants meet the criteria for equity classification thereunder, each warrant is recorded within Shareholders’ equity.

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Sponsor Loan

When the Company issues convertible debt it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a stand-alone instrument, meets the definition of an “embedded derivative” in ASC 815. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the statements of operations. The Sponsor Loan has a conversion feature that allows for converting the loan into warrants. The Company performed an evaluation as outlined and determined that it qualifies for exemption as an equity instrument and is not bifurcated.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the condensed balance sheets due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2021.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt: Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging: Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on April 8, 2021 (inception). Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company offered 23,000,000 Units, which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments, at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

On November 12, 2021, the Sponsor issued the Sponsor Note for $4,600,000, the proceeds from which were invested in the Trust Account to meet the 102% redemption price of the IPO shares. Additionally, on November 12, 2021, the Sponsor purchased 4,733,333 Private Placement Warrants at $1.50 per Private Placement Warrant. The Private Placement Warrants generated proceeds of $7,100,000. The remaining cash was deposited in the Company's operating account for future working capital expenditures.

Note 4 — Related Party Transactions

Founder Shares

In April 2021, the Sponsor, along with Shareholders’ funds controlled by Data Point Capital, acquired 5,750,000 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. Up to 750,000 Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional units to cover over-allotments. Prior to the initial investment in the Company of $25,000 by our Sponsor along with Shareholders' funds controlled by Data Point Capital, we had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. The Founder Shares include up to 750,000 Class B ordinary shares of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. Following the exercise in full of the underwriter’s over-allotment option on November 12, 2021, no Founder Shares remain subject to forfeiture.

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate on an as-converted basis, 20% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Founder Shares plus (iii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination, and (y) any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans (as defined below). In no event will the Founder Shares convert into Class A ordinary shares at a rate less than one-to-one. Prior to our initial business combination, only holders of our Founder Shares will be entitled to vote on the appointment of directors.

Promissory Note

Prior to the closing of the Initial Public Offering, the Sponsor agreed to loan the Company under an unsecured promissory note up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Initial Public Offering. As of September 30, 2021, $74,025 was outstanding under the unsecured promissory note. Such amount was subsequently repaid in full in connection with the consummation of the Initial Public Offering.

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing date of the Initial Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Private Placement Warrants at a conversion price of $1.50 per warrant, at the discretion of the Sponsor, upon the consummation of an initial business combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not consummate an initial business combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of September 30, 2021, there were no amounts outstanding under the Sponsor Loan.

Private Placement Warrants

The Sponsor purchased an aggregate of 4,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or approximately $7,100,000 in the aggregate in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one whole Class A ordinary shares at a price of $11.50 per ordinary share. All of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable (except as described below in Note 6 under “Warrants — Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $18.00”) so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay the Working Capital Loans but no funds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, there were no Working Capital Loans outstanding.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and the Sponsor Loan (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement will provide that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate paid at the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions) and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in the Public Warrant Agreement, dated November 8, 2021 by and between the Company and Continental Stock Transfer & Trust Comapany, under “Redemption of warrants for Class A ordinary shares” and “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. The Private Placement Warrants are identical to the Public Warrants, except that, (i) they will not be redeemable by the Company, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

■	in whole and not in part;
■	at a price of $0.01 per warrant;
■	upon a minimum of 30 days’ prior written notice of redemption; and
■
if, and only if the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

The Company will not redeem the Public Warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A ordinary shares is available throughout the 30-day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period or during any Extension Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants and the Sponsor Loan Warrants shall be identical to the Public Warrants, except that, the Private Placement Warrants and the Sponsor Loan Warrants may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, subject to limited exceptions.

Note 7 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, 5,750,000 Class B ordinary shares were issued and outstanding. Up to 750,000 Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional units to cover over-allotments. The over-allotment option was exercised and forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by our Sponsor along with Shareholders’ funds controlled by Data Point Capital, we had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

Note 8 — Subsequent Events

Management has evaluated the impact of subsequent events through the date the financial statements were issued. Based upon this review, other than the Initial Public Offering and related transactions described above, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DP Cap Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to DP Investment Management Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our registration statement for our Initial Public Offering was declared effective on November 8, 2021. On November 12, 2021, we consummated the Initial Public Offering of 23,000,000 units (the “Units”), which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $230.0 million.

Simultaneously with the closing of the Initial Public Offering, we consummated the private sale (the “Private Placement”) of 4,733,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to DP Investment Management Sponsor I LLC (the “Sponsor”), each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7.1 million.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Sponsor’s promissory note (the “Sponsor Note”), the Sponsor loaned $4,600,000 to the Company (the "Sponsor Loan"). The Sponsor Loan is interest free. The Sponsor Loan shall be repaid or converted into warrants (the “Sponsor Loan Warrants”) at a purchase price of $1.50 per Sponsor Loan Warrant, at the Sponsor’s discretion and at any time until the consummation of our initial Business Combination. The Sponsor Loan Warrants will be identical to the Private Placement Warrants.

Upon the closing of the Initial Public Offering, a total of $234.6 million ($10.20 per unit), comprised of $225.4 million of the proceeds from the Initial Public Offering (which amount includes $8.05 million of the underwriter’s deferred discount), $4.6 million of the proceeds of the sale of the Private Placement Warrants and $4.6 million of the proceeds from the Sponsor Loan, was placed in a U.S.-based trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully.

We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of deferred underwriting discounts held in trust) at the time of our signing a definitive agreement in connection with our initial Business Combination. However, we only intend to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or May 12, 2023, (the “Combination Period”), and our shareholders have not amended our amended and restated memorandum and articles of association to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

Our entire activity from inception through September 30, 2021 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had a net loss of approximately $6, which consisted solely of bank fees.

For the period from April 8, 2021 through September 30, 2021, we had a net loss of approximately $11,537, which consisted solely of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $19,552.

For the period from April 8, 2021 (inception) through September 30, 2021, the net increase in cash was $19,552. For the period from April 8, 2021 (inception) through September 30, 2021, cash used in operating activities was $5,488. For the period from April  8, 2021 (inception) through September 30, 2021, cash provided by financing activities was $25,000 and consisted of proceeds from the issuance of Founder Shares to the Sponsor.

As of September 30, 2021, due to related party was $74,025 and accrued offering and formation costs was $294,041.

Our liquidity needs up to September 30, 2021 had been satisfied through (i) a payment from the Sponsor along with Shareholders' funds controlled by Data Point Capital of $25,000 to cover certain offering and formation costs in exchange for the issuance of the Founder Shares to the Sponsor and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured promissory note. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Initial Public Offering. As of September 30, 2021, we had borrowed $74,025 under the unsecured promissory note. Such amount was subsequently repaid in full in connection with the consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loans.

Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the working capital loans) will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase on a pro rata basis up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions. The over-allotment option was exercised in full on November 12, 2021.

The underwriter was entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or $8.05 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Upon consummation of the Initial Public Offering, our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrant Classification

Upon consummation of the Initial Public Offering, we account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Upon the Initial Public Offering, we determined that the Public Warrants and Private Placement Warrants should be classified as equity instruments.

Class A Ordinary Shares Subject to Possible Redemption

Upon consummation of the Initial Public Offering, we account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

Net Loss Per Ordinary Share

Upon consummation of the Initial Public Offering, we comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Our unaudited condensed statements of operations includes a presentation of income (loss) per ordinary share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. There were no Class A ordinary shares issued or outstanding at September 30, 2021 or the period then ended.

Net loss per share is calculated by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period.

The Founder Shares included up to 750,000 Class B ordinary shares which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. Following the exercise of the underwriter’s over-allotment option in full on November 12, 2021, no Founder Shares remain subject to forfeiture.

At September 30, 2021 we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted ASU 2020-06 on April 8, 2021 (our inception date). Adoption of ASU 2020-06 did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years from the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on November 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 12, 2021, we consummated the Initial Public Offering of 23,000,000 Units, which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments. Each Unit consists of one Class A Ordinary Share and one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating gross proceeds of $230.0 million. Cowen and Company, LLC acted as sole book-running manager for the offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-260456). Our registration statement for our Initial Public Offering was declared effective on November 8, 2021.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 4,733,333 Private Placement Warrants to the Sponsor, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7.1 million. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that none of the Private Placement Warrants will be redeemable by us and, so long as they are held by the Sponsor or its permitted transferees: (i) subject to certain limited exceptions, they will be subject to transfer restrictions until 30 days following the consummation of the our initial Business Combination and (ii) the holders of Private Placement Warrants are entitled to certain registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Private Placement Warrants Purchase Agreement, dated November 8, 2021 between the Company and the Sponsor.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Sponsor Note, the Sponsor loaned $4.6 million to us at no interest. The Sponsor Loan will be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, at the Sponsor’s discretion and at any time until the consummation of the Company’s initial Business Combination. The Sponsor Loan Warrants would be identical to the Private Placement Warrants. The Sponsor Note was issued in order to ensure that the amount deposited into the Trust Account at the closing of the Initial Public Offering is $10.20 per Class A Ordinary Share (each a “Public Share”) offered as part of the Units sold in the Initial Public Offering. If we do not complete an initial Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants prior to such time, we will not repay the Sponsor Loan and its proceeds will be distributed to the holders of the Public Shares. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note. The Sponsor shall be entitled to certain registration rights relating to the Sponsor Loan Warrants.

Of the gross proceeds received from the Initial Public Offering, the closing of the over-allotment option, the Private Placement Warrants and the Sponsor Loan, $234.6 million was placed in the Trust Account and $2.5 million of the proceeds from the sale of the Private Placement Warrants was deposited in our operating account for future working capital expenditures.

We paid a total of $4.6 million in underwriting discounts and commissions and $498,152 for other offering costs related to the Initial Public Offering. In addition, the underwriter agreed to defer $8.05 million in underwriting discounts and commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

1.1	Underwriting Agreement by and between the Company and Cowen and Company, LLC, as representative of the several underwriters named therein(1)
3.1	Amended and Restated Memorandum and Articles of Association(1)
4.1	Warrant Agreement between Continental Stock Transfer and Trust Company and the Company(1)
10.1	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors(1)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer and Trust Company and the Company(1)
10.3	Registration Rights Agreement among the Company, the Sponsor and the other holders party thereto(1)
10.4	Private Placement Warrants Purchase Agreement between the Company and the Sponsor(1)
10.5	Promissory Note between the Company and the Sponsor(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DP CAP ACQUISITION CORP I

Date: December 23, 2021		/s/ Scott Savitz
	Name:	Scott Savitz
	Title:	Chairman (Principal Executive Officer)

Date: December 23, 2021		/s/ Martin Zinny
	Name:	Martin Zinny
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Accounting and Financial Officer)