Form 10-Q
period 2022-03-31
DP Cap Acquisition Corp I
filed 2022-05-13
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-41041

DP CAP ACQUISITION CORP I
(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 12, 2022, 23,000,000 shares of Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DP CAP ACQUISITION CORP I
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

DP CAP ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current Assets:
Cash	$1,284,386	$1,440,299
Prepaid expenses	278,625	234,000
Other current assets	4,933	14,250
Total Current Assets	1,567,944	1,688,549
Other non-current assets	141,682	199,381
Marketable securities held in Trust Account	234,622,671	234,600,000
Total assets	$236,332,297	$236,487,930

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	30,379	$114,077
Accrued expenses	62,691	6,041
Total Current Liabilities	93,070	120,118
Deferred underwriting fee payable	8,050,000	8,050,000
Convertible loan from related party	4,600,000	4,600,000
Total liabilities	12,743,070	12,770,118

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.20 per share at March 31, 2022 and December 31, 2021	234,600,000	234,600,000

Shareholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,011,348)	(10,882,763)
Total shareholders’ deficit	(11,010,773)	(10,882,188)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$236,332,297	$236,487,930

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

Operating expenses:
Formation and operating costs	$151,256
Loss from operations	(151,256)
Interest Earned on Marketable Securities Held in Trust Account	22,671
Net loss	$(128,585)

Weighted-average number of Class A ordinary shares, basic and diluted	23,000,000
Basic and diluted net loss per Class A ordinary share	$—
Weighted-average number of Class B ordinary shares, basic and diluted	5,750,000
Basic and diluted net loss per Class B ordinary share	$—

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	(10,882,763)	$(10,882,188)
Net Loss	—	—	—	—	—	(128,585)	(128,585)
Balance as of March 31, 2022	—	$—	5,750,000	$575	$—	(11,011,348)	$(11,010,773)

See accompanying notes to the unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

Cash Flow from Operating Activities:
Net loss	$(128,585)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on marketable securities held in Trust Account	(22,671)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	22,391
Accounts payable	(83,698)
Accrued expenses	56,650
Net cash used in operating activities	(155,913)

Net decrease in cash	(155,913)
Cash at beginning of period	1,440,299
Cash at end of period	$1,284,386

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
MARCH 31, 2022
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Public Offering on November 12, 2021 (“Public Offering” or “IPO”) and subsequent to the Public Offering, the search for a target for the Company’s initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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
Simultaneously with the closing of the Public Offering, the Company completed the private sale of 4,733,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”) to DP Investment Management Sponsor I LLC (the “Sponsor”) generating gross proceeds to the Company of $7,100,000, which is described in Note 4. Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per share.

Simultaneously with the closing of the IPO, pursuant to the Sponsor’s promissory note (the “Sponsor Note”), the Sponsor loaned $4,600,000 to the Company (the “Sponsor Loan”) at no interest. The proceeds of the Sponsor Note were deposited into the Trust Account (described below) and will be repaid or converted into warrants (the “Sponsor Loan Warrants”) at a conversion price of $1.50 per Sponsor Loan Warrant, at the Sponsor’s discretion and at any time until the consummation of the Company’s Business Combination. The Sponsor Loan Warrants are identical to the Private Placement Warrants.

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
A total of $234,600,000 ($10.20 per unit), comprised of $225,400,000 from the net proceeds of the IPO, $4,600,000 from the proceeds of the sale of the Private Placement Warrants and $4,600,000 from the proceeds of  the Sponsor Loan, which is described in Note 5, was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account (the “Trust Account”) that may be released to the Company to pay its taxes and winding up and dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until (i) the completion of the Company’s Business Combination, or (ii) the redemption of any of the Company’s Public Shares (as defined below) properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the Company’s Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete its Business Combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s Public Shares if it is unable to complete its Business Combination within 18 months from the closing of the IPO, subject to applicable law.

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

The Company is required to provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A ordinary shares, par value $0.0001 per share, sold as part of the Units in the Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the Company’s ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “A&R M&As”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) (“the initial shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares purchased during or after the Public Offering in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination within 18 months from the closing of the Public Offering (the “Combination Period”), which is May 12, 2023, and the Company’s shareholders have not amended the A&R M&As to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern
The Company may need to raise additional funds from its Sponsor and/or third parties  in order to meet the expenditures required for operating its business. If the Company's estimate of the costs of undertaking in-depth due diligence and negotiating the initial Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional funds it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by May 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern through one year from the date of these condensed financial statements if a Business Combination is not consummated. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the economy and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimates, could change in the near term. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company’s marketable securities consist of a portfolio of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, each with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurements” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

Net Loss Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of Class A ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold as part of the Units in the Public Offering or the private placement to purchase an aggregate of 16,233,333 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive. The Sponsor Loan Warrants to be granted upon conversion of the Sponsor Loan, if any, would also be anti-dilutive and would therefore also be excluded from the calculation.

The Company’s condensed statement of operations includes a presentation of loss per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Consistent with ASC Topic 480-10-S99-3A, remeasurement associated with the redeemable ordinary shares is excluded from loss per share as the redemption value approximates its fair value. However, the diluted loss per Class A ordinary share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved, if dilutive.

A reconciliation of net income (loss) per ordinary share is as follows:

	For the three months ended March 31, 2022
	Class A	Class B
Allocation of net loss	$(102,868)	(25,717)
Basic and diluted weighted-average shares outstanding	23,000,000	5,750,000
Basic and diluted net loss per share	$—	—

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no net deferred tax assets as of March 31, 2022.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrants

The Company accounts for the 16,233,333 warrants issued in connection with the IPO (the 11,500,000 Public Warrants and the 4,733,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC 815-40”), and ASC 480 “Distinguishing Liabilities from Equity.” Such guidance provides that because the warrants meet the criteria thereunder for equity classification, each warrant is recorded within Shareholders’ equity (deficit).

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

Sponsor Loan

When the Company issues convertible debt it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and then whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a stand-alone instrument, meets the definition of an “embedded derivative” as defined in ASC 815. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the statement of operations. The Sponsor Loan has a conversion feature that allows for converting the Sponsor Loan into Sponsor Loan Warrants. The Company performed an evaluation as outlined and determined that it qualifies for exemption as an equity instrument and is not bifurcated.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on the inception date. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3 - PUBLIC OFFERING

Pursuant to the Public Offering, the Company offered 23,000,000 Units at a price of $10.00 per Unit, which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the Public Offering price to cover over-allotments. Each Unit consisted of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the Public Offering and the related offering costs were allocated between the Class A ordinary shares, Public Warrants and Private Placement Warrants using the relative fair value method. Costs associated with Class A ordinary shares were classified as a reduction of temporary equity, and costs allocated to the warrants were classified as a reduction of permanent equity.

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

NOTE 4 - PRIVATE PLACEMENT

The Sponsor purchased an aggregate of 4,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or approximately $7,100,000 in the aggregate in a private placement that occurred simultaneously with the closing of the Public Offering. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per ordinary share. $4,600,000 of the proceeds from the sale of the Private Placement Warrants to the Sponsor was deposited into the Trust Account. The remaining cash was deposited into the Company’s operating account for future working capital purposes. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor, as purchaser of the Private Placement Warrants, agreed, subject to limited exceptions, not to transfer, assign or sell any of the Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay any outstanding Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, any outstanding Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay any outstanding Working Capital Loans, but no funds held in the Trust Account would be used to repay any outstanding Working Capital Loans. Any outstanding Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2022, there were no Working Capital Loans outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On May 13, 2021, the Sponsor, along with certain funds controlled by Data Point Capital, acquired 5,750,000 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. Up to 750,000 Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Following the exercise in full of the underwriter’s over-allotment option on November 12, 2021, no Founder Shares remain subject to forfeiture.

The Founder Shares will automatically convert into Class A ordinary shares on the day of the closing of the Business Combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate on an as-converted basis, 20% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Founder Shares plus (iii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination, and (y) the Private Placement Warrants issued to the Sponsor, any Sponsor Loan Warrants which may be issued to the Sponsor, and any warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Founder Shares convert into Class A ordinary shares at a rate of less than one-to-one. Prior to our Business Combination, only holders of the Founder Shares will be entitled to vote on the appointment of directors.

Promissory Note — Related Party

Prior to the closing of the Public Offering, the Sponsor agreed to loan the Company under an unsecured promissory note up to $300,000 to be used for a portion of the expenses of the Public Offering. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of March 31, 2022, no amounts were outstanding under the unsecured promissory note. The Company borrowed an aggregate of $159,025 under the unsecured promissory note and the loan was subsequently paid in full in connection with the consummation of the Public Offering and the unsecured promissory note is no longer available to the Company.

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing of the Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall, at the Sponsor’s discretion, be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, upon the consummation of a Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per Public Share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of both March 31, 2022 and December 31, 2021, there was $4,600,000 outstanding under the Sponsor Loan.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants, the Sponsor Loan Warrants, if any, and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, the Sponsor Loan Warrants, if any, and warrants issued upon conversion of any Working Capital Loans), will be entitled to registration rights pursuant to the registration rights agreement, dated as of November 8, 2021, by and among the Company, the Sponsor and the other undersigned parties listed under holders thereto. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $4,600,000 paid at the closing of the Public Offering. An additional fee of $8,050,000 will be payable to the underwriter for deferred underwriting commissions, which is included in the accompanying condensed balance sheet. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, such Class A ordinary shares of the Company are classified as temporary equity.

At March 31, 2022, the Class A ordinary shares reflected in the condensed balance sheet are reconciled as follows:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,739,238)
Fair value of Public Warrants at issuance	(6,900,000)

Plus:
Accretion of carrying value to redemption value	24,239,238
Class A ordinary shares subject to possible redemption	$234,600,000

NOTE 8 - SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding. Up to 750,000 of Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. The underwriters’ over-allotment option was exercised on November 12, 2021 and the forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination.

NOTE 9 - WARRANTS

Public Warrants may only be exercised for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to the Public Warrants is available and such Class A ordinary shares issuable upon exercise of the Public Warrants are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Public Warrants on a cashless basis under certain circumstances as a result of the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the Public Warrants expire or are redeemed. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their Public Warrants on a cashless basis. However, no Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any Class A ordinary shares to holders seeking to exercise their Public Warrants, unless the issuance of the Class A ordinary shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Business Combination (net of redemptions) and (z) the volume weighted-average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in the Public Warrant Agreement, dated November 8, 2021 by and between the Company and Continental Stock Transfer & Trust Company, under “Redemption of warrants for Class A ordinary shares” and “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. The Private Placement Warrants are identical to the Public Warrants, except that, (i) they will not be redeemable by the Company, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination, and (iii) are subject to registration rights.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$234,622,607	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three month period ending March 31, 2022.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DP Cap Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to DP Investment Management Sponsor I LLC. The following discussion and analysis of the Company’s condensed financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our Public Offering on November 12, 2021. As of March 31, 2022, we had not identified any Business Combination target.

We presently have no operating revenues and have had no operations other than the active solicitation of a target business with which to complete a Business Combination.

We expect to continue to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to complete a Business Combination will be successful.

Our registration statement for our Public Offering was declared effective on November 8, 2021. On November 12, 2021, we consummated our Public Offering of 23,000,000 units (the “Units”), which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the Public Offering price to cover over-allotments. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $230.0 million.

Simultaneously with the closing of the Public Offering, we consummated the private sale (the “Private Placement”) of 4,733,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to DP Investment Management Sponsor I LLC (the “Sponsor”), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7.1 million.

Simultaneously with the closing of the Public Offering, pursuant to the Sponsor’s promissory note (the “Sponsor Note”), the Sponsor loaned $4,600,000 to the Company (the “Sponsor Loan”). The Sponsor Loan is interest free. The Sponsor Loan shall be repaid or converted into warrants (the “Sponsor Loan Warrants”) at a purchase price of $1.50 per Sponsor Loan Warrant, at the Sponsor’s discretion and at any time until the consummation of our initial Business Combination. Any Sponsor Loan Warrants issued will be identical to the Private Placement Warrants.

Upon the closing of our Public Offering, a total of $234.6 million ($10.20 per unit), comprised of $225.4 million of the proceeds from the Public Offering (which amount includes $8.05 million of the underwriter’s deferred discount), $4.6 million of the proceeds of the sale of the Private Placement Warrants and $4.6 million of the proceeds from the Sponsor Loan, were placed in a U.S.-based trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully.

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

If we are unable to complete a Business Combination within 18 months from the closing of the Public Offering, or May 12, 2023, (the “Combination Period”), and our shareholders have not amended our amended and restated memorandum and articles of association to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2022, we had a net loss of $128,585, which consisted of formation and operating costs of $151,256 and interest income on investments held in the Trust Account of 22,671.

All activity from April 8, 2021 (inception) through March 31, 2022, relates to our formation and our Public Offering and subsequent to our Public Offering, the search for a target for our Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $234,622,671. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had $1,284,386 outside of the Trust Account and a working capital of $1,474,874.

The registration statement for our Public Offering was declared effective by the SEC on November 8, 2021. On November 12, 2021, we consummated our Public Offering of 23,000,000 Units, inclusive of the underwriters’ election to exercise their option to purchase an additional 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 4,733,333 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,100,000. On the Close Date, our Sponsor loaned us $4,600,000 under the Sponsor Loan.

Following the Public Offering, the sale of the Private Placement Warrants and the issuance of the proceeds under the Sponsor Loan, a total of $234,600,000 was placed in the Trust Account, comprised of $225,400,000 from the proceeds of the Public Offering, $4,600,000 from the proceeds of the sale of the Private Placement Warrants and $4,600,000 from the proceeds of the Sponsor Loan. We incurred $13,148,152 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $498,152 of other costs.

Our liquidity needs up to March 31, 2022 had been satisfied through (i) a payment from the Sponsor along with certain funds controlled by Data Point Capital of $25,000 to cover certain offering and formation costs in exchange for the issuance of the Founder Shares to the Sponsor and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured promissory note. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of March 30, 2021, no amounts were outstanding under the unsecured promissory note. We borrowed an aggregate of $159,025 under the unsecured promissory note and the loan was subsequently paid in full in connection with the consummation of the Public Offering and the unsecured promissory note is  no longer available to us. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2022, there were no amounts outstanding under any working capital loans.

We may need to raise additional funds from our Sponsor and/or third parties in order to meet the expenditures required for operating our business. If our estimate of the costs of undertaking in-depth due diligence and negotiating the initial Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. The Sponsor is not under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional funds, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If a Business Combination is not consummated by May 12, 2023, there will be a mandatory liquidation and subsequent dissolution of us. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of the Financial Statements if a Business Combination is not consummated. The Financial Statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the working capital loans) will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub‑divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. The Company accounts for the Class A ordinary shares as temporary equity, in the commitments and contingencies section of the balance sheet.

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of Class A ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. We have not considered the effect of the warrants sold as part of the Units in the Public Offering and Private Placement to purchase an aggregate of 16,233,333 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive. Warrants granted upon conversion of the convertible note would also be anti-dilutive and would therefore also be excluded from the calculation.

Our condensed statement of operations includes a presentation of loss per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Consistent with ASC Topic 480-10-S99-3A, remeasurement associated with the redeemable ordinary shares is excluded from loss per share as the redemption value approximates its fair value. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted loss per Class A ordinary share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved, if dilutive.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update No. ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted ASU 2020-06 on the inception date. Adoption of the ASU 2020-06 did not impact the our financial position, results of operations or cash flows.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

______________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DP CAP ACQUISITION CORP I
Date: May 13, 2022	Name:	/s/ Scott Savitz
	Title:	Chairman
(Principal Executive Officer)

/s/ Martin Zinny
Date: May 13, 2022	Name:	Martin Zinny
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)