Form 10-Q
period 2022-06-30
DP Cap Acquisition Corp I
filed 2022-08-15
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-41041

DP CAP ACQUISITION CORP I
(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

341 Newbury St, 6th Floor
Boston, MA 02115
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

As of August 12, 2022, 23,000,000 shares of Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DP CAP ACQUISITION CORP I
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS.

DP CAP ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS:
Current Assets:
Cash	$1,191,828	$1,440,299
Prepaid expenses	260,134	234,000
Other current assets	3,333	14,250
Total Current Assets	1,455,295	1,688,549
Other non-current assets	83,342	199,381
Investments held in Trust Account	234,939,459	234,600,000
Total assets	$236,478,096	$236,487,930

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	28,779	$114,077
Accrued expenses	215,349	6,041
Total Current Liabilities	244,128	120,118
Deferred underwriting fee payable	8,050,000	8,050,000
Convertible loan from related party	4,600,000	4,600,000
Total liabilities	12,894,128	12,770,118

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.21 per share as of June 30, 2022 and $10.20 as of December 31, 2021	234,939,459	234,600,000

Shareholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,356,066)	(10,882,763)
Total shareholders’ deficit	(11,355,491)	(10,882,188)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$236,478,096	$236,487,930

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND
APRIL 8, 2021 (Inception) THROUGH JUNE 30, 2021
(UNAUDITED)

	For The Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2022	For The Period From April 8, 2021 (Inception) Through June 30, 2021
Formation costs	$—	$—	$11,531
General and administrative expenses	322,047	473,303	—
Loss from operations	(322,047)	(473,303)	(11,531)
Earnings on investments held in Trust Account	316,788	339,459	—
Net loss	$(5,259)	$(133,844)	$(11,531)
Weighted-average number of Class A ordinary shares, basic and diluted	23,000,000	23,000,000	—
Basic and diluted net loss per Class A ordinary share	$0.00	$0.00	$0.00
Weighted-average number of Class B ordinary shares, basic and diluted (1)	5,750,000	5,750,000	5,000,000
Basic and diluted net loss per Class B ordinary share	$0.00	$0.00	$0.00

(1)
As of June 30, 2021 this number excluded an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 12, 2021, the underwriters exercised in full their over-allotment option, and therefore, the Class B ordinary shares are no longer subject to forfeiture.

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND
APRIL 8, 2021 (Inception) THROUGH JUNE 30, 2021
(UNAUDITED)

Three and six months ended June 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$—	(10,882,763)	$(10,882,188)
Net loss	—	—	—	—	—	(128,585)	(128,585)
Balance as of March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	(11,011,348)	$(11,010,773)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(339,459)	(339,459)
Net loss	—	—	—	—	—	(5,259)	(5,259)
Balance as of June 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	(11,356,066)	$(11,355,491)

April 8, 2021 (inception) through June 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of April 8, 2021	—	$—	—	$—	$—	—	$—
Issuance of Ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(11,531)	(11,531)
Balance as of June 30, 2021	—	—	5,750,000	$575	$24,425	(11,531)	$13,469

See accompanying notes to the unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND
APRIL 8, 2021 (Inception) THROUGH JUNE 30, 2021
(UNAUDITED)

	For The Six Months Ended June 30, 2022	For The Period From April 8, 2021 Through June 30, 2021
Cash Flows from Operating Activities
Net loss	$(133,844)	$(11,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings on investments held in Trust Account	(339,459)	—
Changes in operating assets and liabilities:
Prepaid and other assets	100,822	—
Due to related party	—	74,025
Accounts payable	(85,298)	5,490
Accrued expenses	209,308	(67,936)
Net cash used in operating activities	(248,471)	48
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Net cash used in financing activities	—	25,000

Net (decrease) increase in cash	(248,471)	25,048
Cash - beginning of period	1,440,299	—
Cash - end of period	$1,191,828	$25,048

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$288,000
Offering costs paid through promissory note - related party	$—	$74,025
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$339,459	—

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Public Offering on November 12, 2021 (“Public Offering” or “IPO”) and subsequent to the Public Offering, the search for a target for the Company’s initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

On November 12, 2021, the Company consummated its Public Offering of 23,000,000 units (the “Units”), which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the Public Offering price to cover over-allotments. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Units sold in the Public Offering, the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $230.0 million, which is described in Note 3.
Simultaneously with the closing of the Public Offering, the Company completed the private sale of 4,733,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”), to DP Investment Management Sponsor I LLC (the “Sponsor”) generating gross proceeds to the Company of $7,100,000, which is described in Note 4. Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per share.

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

A total of $234,600,000 ($10.20 per unit), comprised of $225,400,000 from the net proceeds of the IPO, $4,600,000 from the proceeds of the sale of the Private Placement Warrants and $4,600,000 from the proceeds of  the Sponsor Loan, was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account (the “Trust Account”) that may be released to the Company to pay its taxes and winding up and dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until (i) the completion of the Company’s Business Combination, or (ii) the redemption of any of the Company’s Public Shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the Company’s Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete its Business Combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s Public Shares if it is unable to complete its Business Combination within 18 months from the closing of the IPO, subject to applicable law.

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

The Company is required to provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the Company’s ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “A&R M&As”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) (“the initial shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares purchased during or after the Public Offering in connection with the completion of a Business Combination.

The A&R M&As provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The initial shareholders have agreed not to propose an amendment to the A&R M&As (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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

Liquidity and Going Concern
The Company may need to raise additional funds from its Sponsor and/or third parties  in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the initial Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional funds it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by May 12, 2023, and the Company’s shareholders have not amended the A&R M&As to extend such Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these condensed financial statements if a Business Combination is not consummated. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 1, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

In February 2022, the Russian Federation and Belarus commenced a military action in the Ukraine. As a result of this military action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s investments consist of a portfolio of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, each with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in earnings on investments held in the Trust Account in the condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income on earnings, by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net loss is allocated evenly on a pro rata basis between Class A Ordinary Shares and Class B Ordinary Shares based on weighted average number of ordinary shares outstanding over the period.

A reconciliation of net income (loss) per ordinary share is as follows:

	For The Three Months Ended June 30, 2022		For The Six Months Ended June 30, 2022		For The Period From April 8, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Allocation of net loss	$(4,207)	$(1,052)	$(107,075)	$(26,769)	$—	$(11,531)
Basic and diluted weighted-average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	—	5,000,000
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)	—	(0.00)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no net deferred tax assets as of June 30, 2022 and December 31, 2021.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. There have been no changes in classification of the warrants from the IPO through June 30, 2022.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay any outstanding Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, any outstanding Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay any outstanding Working Capital Loans, but no funds held in the Trust Account would be used to repay any outstanding Working Capital Loans. Any outstanding Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2022, there were no Working Capital Loans outstanding.

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

Promissory Note — Related Party

Prior to the closing of the Public Offering, the Sponsor agreed to loan the Company under an unsecured promissory note up to $300,000 to be used for a portion of the expenses of the Public Offering. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of June 30, 2022, no amounts were outstanding under the unsecured promissory note. The Company borrowed an aggregate of $159,025 under the unsecured promissory note and the loan was subsequently paid in full in connection with the consummation of the Public Offering and the unsecured promissory note is no longer available to the Company.

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing of the Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall, at the Sponsor’s discretion, be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, upon the consummation of a Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per Public Share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of both June 30, 2022 and December 31, 2021, there was $4,600,000 outstanding under the Sponsor Loan.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, the Sponsor Loan Warrants, if any, and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, the Sponsor Loan Warrants, if any, and warrants issued upon conversion of any Working Capital Loans), will be entitled to registration rights pursuant to the registration rights agreement, dated as of November 8, 2021, by and among the Company, the Sponsor and the other undersigned parties listed under holders thereto. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $4,600,000 paid at the closing of the Public Offering. An additional fee of $8,050,000 will be payable to the underwriter for deferred underwriting commissions, which is included in the accompanying condensed balance sheets. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as a component of shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, such Class A ordinary shares of the Company are classified as temporary equity.

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled as follows:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,739,238)
Fair value of Public Warrants at issuance	(6,900,000)

Plus:
Accretion of carrying value to redemption value	24,239,238
Class A ordinary shares subject to possible redemption at December 31, 2021	234,600,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	339,459
Class A ordinary shares subject to possible redemption at June 30, 2022	$234,939,459

During the six months ended June 30, 2022, the Company increased the carrying value of Class A ordinary shares subject to possible redemption for the earnings on investments held in Trust Account.

NOTE 8 - SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding. Up to 750,000 of Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. The underwriters’ over-allotment option was exercised on November 12, 2021 and the forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination.

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

The Private Placement Warrants are identical to the Public Warrants, except that (i) they will not be redeemable, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

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

Both Public and Private Warrants are accounted for as equity instruments.

NOTE 10 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

As of June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$234,939,459	$—	$—

As of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$234,600,000	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six month period ended June 30, 2022 and from April 8, 2021 (inception) through June 30, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our Public Offering on November 12, 2021. As of June 30, 2022, we had not identified any Business Combination target.

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

If we are unable to complete a Business Combination within 18 months from the closing of the Public Offering, or May 12, 2023, (the “Combination Period”), and our shareholders have not amended our amended and restated memorandum and articles of association to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (if any) (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three and six months ended June 30, 2022, we had a net loss of $5,259 and $133,844, respectively, which consisted of formation and general and administrative expenses of $322,047 and $473,303, respectively and earnings on investments held in the Trust Account of $316,788 and $339,459, respectively.

All activity from April 8, 2021 (inception) through June 30, 2022, relates to our formation and our Public Offering and subsequent to our Public Offering, the search for a target for our Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and investments in the Trust Account of $234,939,459. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had $1,191,828 of cash held outside of the Trust Account and a working capital of $1,211,167.

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

Our liquidity needs up to June 30, 2022 had been satisfied through (i) a payment from the Sponsor along with certain funds controlled by Data Point Capital of $25,000 to cover certain offering and formation costs in exchange for the issuance of the Founder Shares to the Sponsor and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured promissory note. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of June 30, 2022, no amounts were outstanding under the unsecured promissory note. We borrowed an aggregate of $159,025 under the unsecured promissory note and the loan was subsequently paid in full in connection with the consummation of the Public Offering and the unsecured promissory note is  no longer available to us. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2022, there were no amounts outstanding under any working capital loans.

We may need to raise additional funds from our Sponsor and/or third parties in order to meet the expenditures required for operating our business. If our estimate of the costs of undertaking in-depth due diligence and negotiating the initial Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. The Sponsor is not under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional funds, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If a Business Combination is not consummated by May 12, 2023 and our shareholders have not amended our amended and restated memorandum and articles of association to extend such Combination Period, there will be a mandatory liquidation and subsequent dissolution of us. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of Financial Statements if a Business Combination is not consummated. The Financial Statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Investments Held in the Trust Account

Our investments consist of a portfolio of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, each with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period date while the warrants are outstanding. The warrants are recorded as a component of equity.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. There have been no changes in classification of the warrants from the IPO through June 30, 2022.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity in the commitments and contingencies section of the condensed balance sheet. At all other times, Class A ordinary shares are classified as shareholders’(deficit) equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

Net Loss Per Ordinary Share

We follow the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of Class A ordinary shares outstanding during the period. We have not considered the effect of the warrants sold as part of the Units in the Public Offering or the private placement to purchase an aggregate of 16,233,333 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive. The Sponsor Loan Warrants to be granted upon conversion of the Sponsor Loan, if any, would also be anti-dilutive and would therefore also be excluded from the calculation.

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income on earnings, by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net loss is allocated evenly on a pro rata basis between Class A Ordinary Shares and Class B Ordinary Shares based on weighted average number of ordinary shares outstanding over the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update No. ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted ASU 2020-06 on our inception date. Adoption of ASU 2020-06 did not impact our financial position, results of operations or cash flows.

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

ITEM 4.	CONTROLS AND PROCEDURE.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

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

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2021, other than as set forth below:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

No.	Description of Exhibit
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

DP CAP ACQUISITION CORP I
Date: August 15, 2022	Name:	/s/ Scott Savitz
	Title:	Chairman
(Principal Executive Officer)

/s/ Martin Zinny
Date: August 15, 2022	Name:	Martin Zinny
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)