Form 10-Q
period 2022-09-30
DP Cap Acquisition Corp I
filed 2022-11-14
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of November 11, 2022, 23,000,000 shares of Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DP CAP ACQUISITION CORP I
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS.

DP CAP ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS:
Current Assets:
Cash	$1,133,877	$1,440,299
Prepaid expenses	248,875	234,000
Other current assets	—	14,250
Total Current Assets	1,382,752	1,688,549
Other non-current assets	24,362	199,381
Investments held in Trust Account	235,998,343	234,600,000
Total assets	$237,405,457	$236,487,930

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	64,699	$114,077
Accrued expenses	299,844	6,041
Total Current Liabilities	364,543	120,118
Deferred underwriting fee payable	8,050,000	8,050,000
Convertible loan from related party	4,600,000	4,600,000
Total liabilities	13,014,543	12,770,118

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.26 per share as of September 30, 2022 and $10.20 as of December 31, 2021	235,998,343	234,600,000

Shareholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,608,004)	(10,882,763)
Total shareholders’ deficit	(11,607,429)	(10,882,188)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$237,405,457	$236,487,930

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND
APRIL 8, 2021 (Inception) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Period From April 8, 2021 (Inception) Through September 30, 2021
Formation costs	$—	$—	$—	$11,531
General and administrative expenses	251,938	6	725,241	6
Loss from operations	(251,938)	(6)	(725,241)	(11,537)
Earnings on investments held in Trust Account	1,058,884	—	1,398,343	—
Net income (loss)	$806,946	$(6)	$673,102	$(11,537)
Weighted-average number of Class A ordinary shares, basic and diluted	23,000,000	—	23,000,000	—
Basic and diluted net income (loss) per Class A ordinary share	$0.03	$0.00	$0.02	$0.00
Weighted-average number of Class B ordinary shares, basic and diluted (1)	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income (loss) per Class B ordinary share	$0.03	$0.00	$0.02	$0.00

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

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND
APRIL 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Three and nine months ended September 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$—	(10,882,763)	$(10,882,188)
Net loss	—	—	—	—	—	(128,585)	(128,585)
Balance as of March 31, 2022 (unaudited)	—	—	5,750,000	575	—	(11,011,348)	(11,010,773)
Net loss	—	—	—	—	—	(5,259)	(5,259)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(339,459)	(339,459)
Balance as of June 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	(11,356,066)	$(11,355,491)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,058,884)	(1,058,884)
Net income	—	—	—	—	—	806,946	806,946
Balance as of September 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	(11,608,004)	$(11,607,429)

Three months ended September 30, 2021 and April 8, 2021 (inception) through September 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of April 8, 2021	—	$—	—	$—	$—	—	$—
Issuance of Ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(11,531)	(11,531)
Balance as of June 30, 2021	—	—	5,750,000	$575	$24,425	(11,531)	$13,469
Net loss	—	—	—	—	—	(6)	(6)
Balance as of September 30, 2021	—	—	5,750,000	$575	$24,425	(11,537)	$13,463

See accompanying notes to the unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND
APRIL 8, 2021 (Inception) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	For The Nine Months Ended September 30, 2022	For The Period From April 8, 2021 Through September 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$673,102	$(11,537)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings on investments held in Trust Account	(1,398,343)	—
Changes in operating assets and liabilities:
Prepaid and other assets	174,394	—
Due to related party	—	74,025
Accounts payable	(49,378)	—
Accrued expenses	293,803	(67,936)
Net cash used in operating activities	(306,422)	(5,448)
Cash Flows provided by Financing Activities
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net (decrease) increase in cash	(306,422)	19,552
Cash - beginning of period	1,440,299	—
Cash - end of period	$1,133,877	$19,552

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$288,000
Offering costs paid through promissory note - related party	$—	$74,025
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$1,398,343	—

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Public Offering on November 12, 2021 (“Public Offering” or “IPO”) and subsequent to the Public Offering, the search for a target for the Company’s initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 1, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

Net Income (Loss) Per Ordinary Share

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

The Company’s condensed statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income on earnings, by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net income (loss) is allocated evenly on a pro rata basis between Class A Ordinary Shares and Class B Ordinary Shares based on weighted average number of ordinary shares outstanding over the period.

A reconciliation of net income (loss) per ordinary share is as follows:

	For The Three Months Ended September 30, 2022		For The Three Months Ended September 30, 2021		For The Nine Months Ended September 30, 2022		For The Period From April 8, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Allocation of net income (loss)	$645,557	$161,389	—	(6)	$538,482	$134,620	$—	$(11,537)
Basic and diluted weighted-average shares outstanding	23,000,000	5,750,000	—	5,000,000	23,000,000	5,750,000	—	5,000,000
Basic and diluted net income (loss) per share	0.03	0.03	—	0.00	0.02	0.02	—	0.00

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no net deferred tax assets as of September 30, 2022 and December 31, 2021.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrants

The Company accounts for the 16,233,333 warrants issued in connection with the IPO (the 11,500,000 Public Warrants and the 4,733,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC 815-40”), and ASC 480, “Distinguishing Liabilities from Equity.” Such guidance provides that because the warrants meet the criteria thereunder for equity classification, each warrant is recorded within Shareholders’ equity (deficit).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. There have been no changes in classification of the warrants from the IPO through September 30, 2022.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay any outstanding Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, any outstanding Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay any outstanding Working Capital Loans, but no funds held in the Trust Account would be used to repay any outstanding Working Capital Loans. Any outstanding Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2022, there were no Working Capital Loans outstanding.

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

Promissory Note — Related Party

Prior to the closing of the Public Offering, the Sponsor agreed to loan the Company under an unsecured promissory note up to $300,000 to be used for a portion of the expenses of the Public Offering. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of September 30, 2022, no amounts were outstanding under the unsecured promissory note. The Company borrowed an aggregate of $159,025 under the unsecured promissory note and the loan was subsequently paid in full in connection with the consummation of the Public Offering and the unsecured promissory note is no longer available to the Company.

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing of the Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall, at the Sponsor’s discretion, be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, upon the consummation of a Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per Public Share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of both September 30, 2022 and December 31, 2021, there was $4,600,000 outstanding under the Sponsor Loan.

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

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled as follows:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,739,238)
Fair value of Public Warrants at issuance	(6,900,000)

Plus:
Accretion of carrying value to redemption value	24,239,238
Class A ordinary shares subject to possible redemption at December 31, 2021	234,600,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	1,398,343
Class A ordinary shares subject to possible redemption at September 30, 2022	$235,998,343

During the nine months ended September 30, 2022, the Company increased the carrying value of Class A ordinary shares subject to possible redemption for the earnings on investments held in Trust Account.

NOTE 8 - SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding. Up to 750,000 of Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. The underwriters’ over-allotment option was exercised on November 12, 2021 and the forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●
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

NOTE 10 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

As of September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$235,998,343	$—	$—

As of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$234,600,000	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine month period ended September 30, 2022 and from April 8, 2021 (inception) through June 30, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2022 and this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our Public Offering on November 12, 2021. As of September 30, 2022, we had not identified any Business Combination target.

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

Simultaneously with the closing of the Public Offering, we consummated the private sale (the “Private Placement”) of 4,733,333 warrants (the “Private Placement Warrants”) to DP Investment Management Sponsor I LLC (the “Sponsor”), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating total gross proceeds of $7.1 million.

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

Results of Operations

For the three and nine months ended September 30, 2022, we had a net income of $806,946 and $673,102, respectively, which consisted of formation and general and administrative expenses of $251,938 and $725,241, respectively and earnings on investments held in the Trust Account of $1,058,884 and $1,398,343, respectively.

All activity from April 8, 2021 (inception) through September 30, 2022, relates to our formation and our Public Offering and subsequent to our Public Offering, the search for a target for our Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and investments in the Trust Account of $235,998,343. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $1,133,877 of cash held outside of the Trust Account and a working capital of $1,018,209.

The registration statement for our Public Offering was declared effective by the SEC on November 8, 2021. On November 12, 2021, we consummated our Public Offering of 23,000,000 Units, inclusive of the underwriters’ election to exercise their option to purchase an additional 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 4,733,333 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,100,000. Simultaneously with the closing of the Public Offering and Private Placement, our Sponsor loaned us $4,600,000 under the Sponsor Loan.

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

Our liquidity needs up to September 30, 2022 had been satisfied through (i) a payment from the Sponsor along with certain funds controlled by Data Point Capital of $25,000 to cover certain offering and formation costs in exchange for the issuance of the Founder Shares to the Sponsor and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured promissory note. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of September 30, 2022, no amounts were outstanding under the unsecured promissory note. We borrowed an aggregate of $159,025 under an unsecured promissory note and the loan was subsequently paid in full in connection with the consummation of the Public Offering and the unsecured promissory note is  no longer available to us. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2022, there were no amounts outstanding under any working capital loans.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. There have been no changes in classification of the warrants from the Public Offering through September 30, 2022.

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

Net Income (Loss) Per Ordinary Share

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

The Company’s condensed statements of operations include a presentation of net income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of net income (loss), by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net income (loss) is allocated evenly on a pro rata basis between Class A Ordinary Shares and Class B Ordinary Shares based on weighted average number of ordinary shares outstanding over the period.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the “Risk Factors” sections of our Annual Report on Form 10-K filed with the SEC on April 11, 2022 and this Quarterly Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, other than as set forth below:

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

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate our company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate our company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs, including companies like ours, could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the registration statement for its initial public offering.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in

U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or liquidation of our company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of our company.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement for our Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of our company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

No.	Description of Exhibit
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

DP CAP ACQUISITION CORP I
Date: November 14, 2022	Name:	/s/ Scott Savitz
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ Daniel Lynch
Date: November 14, 2022	Name:	Daniel Lynch
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)