Form 10-K
period 2022-12-31
DP Cap Acquisition Corp I
filed 2023-04-17
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-41041

DP CAP ACQUISITION CORP I
(Exact name of Registrant as specified in its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

341 Newbury St, 6th Floor	02115
Boston, MA (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
+1 (617) 874-5152

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	DPCSU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	DPCS	The Nasdaq Stock Market LLC
Redeemable public warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	DPCSW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $228,390,000 (based on the closing price of the registrant’s Class A ordinary shares on that date as reported on Nasdaq).

As of April 10, 2023, there were 23,000,000 of the Registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for this fiscal year ended December 31, 2022 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our ability to identify and select a business combination target, our ability to successfully enter into and complete a business combination and our business strategy and plan, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “would” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Summary of Risk Factors” and “Risk Factors” each under Item 1A. of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II, and elsewhere in this Annual Report on Form 10-K. Many of the risks and factors that will determine these results and shareholders’ value are beyond our ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1.	Business

Introduction

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We have neither engaged in any operations nor generated any operating revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

On May 13, 2021, Data Point Capital III, LP, Data Point Capital III-Q, LP (together with Data Point Capital III, LP, the “Funds”) and our Sponsor purchased an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. At December 31, 2022, our Sponsor and the Funds (collectively, the “Initial Shareholders”) held, collectively, 5,750,000 Founder Shares.

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

Simultaneously with the closing of the Public Offering, we completed the private sale of an aggregate of 4,733,333 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), each exercisable to purchase one Class A ordinary share for $11.50 per share, subject to adjustment, to our Sponsor, at a price of $1.50 per Private Placement Warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that we have an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the Class A ordinary shares issuable upon the exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Public Warrants on a cashless basis under certain circumstances as a result of our failure to have an effective registration statement by the 60th business day after the closing of the Business Combination), and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if we do not complete a Business Combination by May 12, 2023, the Warrants will expire at the end of such period.

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

We received gross proceeds from the Public Offering, the sale of the Private Placement Warrants, and the Sponsor Loan of $230.0 million, $7.1 million and $4.6 million, respectively, for an aggregate of $241.7 million. Upon the closing of the Public Offering, a total of $234.6 million, comprised of $225.4 million of the proceeds from the Public Offering (which amount includes $8.05 million of the underwriter’s deferred discounts and commissions), $4.6 million of the proceeds of the sale of the Private Placement Warrants and $4.6 million of the proceeds from the Sponsor Loan, were deposited in a Trust Account with Continental Stock Transfer and Trust Company (the “Trust Account”) and $2.5 million of the proceeds from the sale of the Private Placement Warrants was deposited in our operating account for future working capital expenditures. At the Close Date, we paid $4.6 million in underwriting discounts and commissions and $498,152 for other offering costs related to the Public Offering. In addition, the underwriter agreed to defer $8.05 million in underwriting discounts and commissions. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

On December 23, 2021, we announced that the holders of our Units may elect to separately trade the Class A ordinary shares and Public Warrants included in the Units commencing on December 30, 2021 on The Nasdaq Global Market (“Nasdaq”) under the symbols “DPCS” and “DPCSW,” respectively. Those Units not separated will continue to trade on Nasdaq under the symbol “DPCSU.”

Our Business Strategy

We believe that our management team and our seasoned team of executives’ (the “Industry Advisors”), including Scott Savitz,  Lars Albright, Diane Hessan, Leonard Schlesinger, Jason Krantz, Jason Robins, Peggy Koenig, and Mark McWeeny, track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations and select a business combination target that will be well received by the public markets. Additionally, we believe that Data Point Capital’s (“Data Point”) extensive experience in building businesses, sourcing deals, investing in and serving on the boards of companies, and numerous successful exits further increases the chances of successfully identifying a quality business where we can employ our best practices to improve performance and value creation. Our sourcing process  leverages our extensive relationships as well as the extensive networks of our Industry Advisors, which we believe should provide us with a number of business combination opportunities.

Our business strategy is focused on the identification and completion of a Business Combination with a company that can benefit from the strategic and transactional experience of our Sponsor, management team, and Industry Advisors to catalyze and enhance the company, thereby creating shareholder value. We have chosen Industry Advisors with specific connectivity and experience in our core tech-enabled consumer and technology sectors. Further, we believe that examining target opportunities with the support of our Industry Advisors will increase the likelihood of finding an acquisition target that will lead to greater shareholder value creation.

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

Deep Domain Expertise in Target Markets and Ability to Identify Compelling Business Models

While we may pursue a transaction in any sector, we believe that the tech-enabled consumer and technology sectors are poised for continued significant growth driven by innovation and disruption. We have the right experience for consummating a business combination in these sectors. Our management team, Industry Advisors, and independent directors have held senior executive roles, including as CEOs, sat on the board of directors, or invested in the following companies in our target sectors:

•	Tech-enabled Consumer: Shoebuy.com; DraftKings; Rue Gilt Groupe; Restoration Hardware; Eastern Bank; Resident; Rent the Runway; CABA Design; Monument; FlexCar; CoachUp; Blitsy; and Paintzen.

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

Diverse Network of Entrepreneurs and Industry Advisors Bring Operating Expertise and Will Generate Attractive Investment Opportunities

We believe that our management team and Industry Advisors’ track record of identifying and sourcing investment candidates’ positions us well to efficiently evaluate numerous potential business combinations and select a business combination target that will be well received by the public markets. Our sourcing process leverages our management teams’ and Industry Advisors’ extensive relationships in the entrepreneurial ecosystem including management teams of private and public companies, venture capital sponsors, private equity sponsors, other public investors, investment bankers, lenders, restructuring advisers, attorneys, accountants, and other consultants and intermediaries. In addition, we  deploy a proactive sourcing strategy to identify companies where we believe the combination of our collective operating experience, relationships, capital, and capital markets expertise can be catalysts to transform a target company and create value for our shareholders. The combination of these deal sources is likely to lead to potential business combination opportunities and the evaluation capabilities of our affiliate, Data Point, will enable us to quickly select attractive investment candidates amidst the number of opportunities that are identified. Further, our affiliate, Data Point, evaluates numerous businesses each year, giving us the ability to identify attractive investment candidates amidst the wide funnel of opportunities reviewed.

Differentiated Investment Philosophy and Collaborate Approach Designed to Identify and Rapidly Grow Market Leaders

We are focusing on identifying and collaborating with successful founders and management teams with disruptive businesses in attractive technology markets. Data Point has demonstrated its ability to identify category trends and companies that are emerging as consumer and enterprise tech winners early in their development. Data Point has a history of closely collaborating with portfolio executive teams to support the successful development of high performing, market leaders. We believe the Public Offering allowed us to establish a creative and flexible platform to partner with talented entrepreneurs to build an exceptional business. While we continue to believe that traditional initial public offerings and direct listings may be an appropriate transaction path for many companies, we also believe that going public via a special purpose acquisition company, or SPAC, will be the optimal choice for a wide range of high-growth technology companies. Our deep network, proven track record, focus on disruptive businesses, and experience supporting companies across the whole life cycle of developing high performing consumer and enterprise technology businesses makes us attractively positioned to identify and execute a successful business combination. Our management team, directors and Data Point have extensive operational, commercial and transactional experience with companies in our target sectors, and we intend to use these skills and expertise to identify market leaders for a Business Combination.

Acquisition Criteria

We believe we have the opportunity to pursue a differentiated set of potential business combination targets due to our management team’s, our Sponsor’s, and the Industry Advisors’ strong networks and experience in driving growth in businesses in order to create value for shareholders. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses and set us apart from other sources of capital pursuing target businesses in our areas of focus. We have used, and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Business Combination with a target business that does not meet these criteria and guidelines. We seek to acquire companies that we believe:

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

In addition to any potential business combination targets we may identify on our own, we anticipate that other target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, and venture capital funds.

Our Acquisition Process

We have not selected our business combination target. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, commercial and industry due diligence, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry and other reviews as we deem appropriate. To help facilitate this evaluation we may rely on input from our management team, Industry Advisors and third-party due diligence providers. We also intend to leverage the operational and capital allocation planning experience of Data Point, our management team, and our Industry Advisors. Although our management team will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We are not prohibited from pursuing our Business Combination with a target that is affiliated with our Sponsor, Data Point, our directors, or our officers or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, our directors, officers or their affiliates. In the event we seek to complete our Business Combination with a target that is affiliated with our Sponsor, our directors or officers, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) or an independent accounting firm (other than our registered public accounting firm) that such a Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our directors and officers may, directly or indirectly, own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, such directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our Business Combination.

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

We anticipate structuring our Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares or preference shares in exchange for all of the outstanding capital stock of a target in order to consummate such transaction or issue a substantial number of new shares to third parties in connection with financing our Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700.0 million as of the end of that fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are target businesses we could potentially acquire with the funds held in the Trust Account, our ability to acquire larger target businesses may be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding Public Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating our Business Combination.

Facilities

We currently maintain our executive offices at 341 Newbury Street, 6th Floor, Boston, MA 02115. Our Sponsor currently provides us with office space at no cost. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers and do not intend to have any full-time employees prior to the completion of our Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they are devoting as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time that any such person devotes in any time period to our company will vary based on whether a target business has been selected for our Business Combination and the current stage of the business combination process.

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

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

•
We may not be able to consummate a Business Combination by May 12, 2023 or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

•
Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the ongoing military action between Russia and Ukraine.

•	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

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

•
If the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until May 12, 2023 or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our Business Combination.

•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

•	The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	Our registered independent public accountants have included an explanatory paragraph on our ability to continue as a going concern in their report of registered independent public accounting firm.

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

We are a blank check company established under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses or assets. We have not yet selected our business combination target may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

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

Our Initial Shareholders and members of our management team also may from time to time purchase Class A ordinary shares prior to our Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. Our Initial Shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any public shares held by them in favor of our Business Combination. As a result, in addition to our Initial Shareholders’ Founder Shares, we would need 8,625,000, or 37.5% (assuming all Units are separated and all issued and outstanding shares are voted), or 1,437,500 or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares issued and outstanding as of March 20, 2023 to be voted in favor of a Business Combination in order to have our Business Combination approved. Our management team has also entered into a letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them. We expect that our Initial Shareholders and their permitted transferees will own at least 20% of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of our Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such Business Combination.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any potential target businesses. Additionally, since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, may not be able to proceed with the Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination with us. If we are able to consummate a Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions owed by us in connection with our Public Offering.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances and/or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in the Trust Account will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

We may not be able to consummate a Business Combination before May 12, 2023 or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate a Business Combination before May 12, 2023. Our ability to complete our Business Combination is dependent on a variety of factors, many of which are beyond our control, such as general market conditions, volatility in the capital and debt markets, conflict and the other risks described herein. The  decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the continued presence of COVID-19 and other events (such as current or anticipated military conflict, including between Russia and Ukraine, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. Although we are required to offer shareholders redemption rights in connection with any shareholder vote to approve a Business Combination, or if we seek to extend the date by which we are required to complete our Business Combination at an extraordinary general meeting of shareholders to vote upon an amendment to our amended and restated memorandum and articles of association for such extension (an “Extension”), and such extension period, the "Extension Period", there may be no extraordinary general meeting of shareholders to vote upon our Business Combination or an Extension before May 12, 2023, the date by which we are required to complete our Business Combination or be forced to liquidate. Even if our Business Combination or an Extension is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate our Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with a shareholder vote upon an Extension and vote upon our Business Combination could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment, except through sales of our securities on the open market. The price of our securities may be volatile, and there can be no assurance that shareholders will be able to dispose of our securities at favorable prices, or at all.

If we have not completed our Business Combination within the applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Due to certain provisions of the Companies Law, investors may be forced to wait beyond the prescribed time frame before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. In such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate a Business Combination within 18 months from the Close Date, or, by May 12, 2023, unless otherwise extended. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the end of the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a  Business Combination, may be materially adversely affected by the ongoing military action between Russia and Ukraine.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic.

The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our ability to search for a business combination or finance such business combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate a Business Combination may be materially adversely affected.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to (i) increased price volatility for publicly traded securities, including ours, (ii) other national, regional and international economic disruptions, and (iii) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate a Business Combination.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

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

If the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until May 12, 2023, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our Business Combination.

Of the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan, only approximately $0.9 million as of December 31, 2022 was available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate until May 12, 2023; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

As our offering expenses (excluding underwriting discounts and commissions) were less than our budget of $1.05 million, the difference between the budget and actual expenses incurred was outside the Trust Account. The amount held in the Trust Account will not be impacted as a result of such increase. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. Up to $1.5 million of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

If we have not completed our Business Combination by May 12, 2023, unless otherwise extended, our public shareholders may be forced to wait beyond such date before redemption proceeds from our Trust Account become available.

If we have not completed our Business Combination by May 12, 2023 unless otherwise extended, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public share from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond May 12, 2023 (or at the end of any Extension Period) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units, Class A ordinary shares or Public Warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

We are not required to obtain an valuation opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

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

As the number of available targets for Business Combinations decrease, there may be more competition to find an attractive target for a Business Combination. This could increase the costs associated with completing our Business Combination and may result in our inability to find a suitable target for our Business Combination.

In recent years, the number of companies that have entered into business combinations with special purpose acquisition companies has increased substantially, and there are still several special purpose acquisition companies seeking targets for their initial business combinations. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for a Business Combination.

In addition, because there are  special purpose acquisition companies still seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including, but not limited to, between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our Business Combination.

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

Risks Relating to our Securities

You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to certain limitations, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by May 12, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not completed our Business Combination by May 12, 2023, subject to applicable law and as further described herein. Public shareholders who elect to have their Class A ordinary shares redeemed in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if we have not completed our Business Combination by May 12, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants do not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

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

Since the net proceeds of the Public Offering and the sale of the Private Placement Warrants are intended to be used to complete a Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if our Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our Business Combination by May 12, 2023, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

The net proceeds of the Public Offering, certain proceeds from the sale of the Private Placement Warrants, and the proceeds of the Sponsor Loan in the amount of approximately $234.6 million, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our Business Combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $234.6 million as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.20 per share.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by May 12, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing a Business Combination by May 12, 2023, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

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

We registered the Class A ordinary shares issuable upon exercise of the Public Warrants because the Public Warrants will become exercisable 30 days after the completion of our Business Combination, which could have been within twelve months of the Public Offering. However, because the Public Warrants will become exercisable until their expiration date of up to five years after the completion of our Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our Business Combination, under the terms of the warrant agreements, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our Business Combination, we will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants. Thereafter, we will use commercially reasonable efforts to cause the same to become effective within 60 business days following our Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Public Warrants until the expiration or redemption of the Public Warrants in accordance with the provisions of the public warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct, or the SEC issues a stop order.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by May 12, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Public Offering, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the Public Offering and of the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our Business Combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Founder Shares. Our Sponsor and its permitted transferees, if any, who, together with the Funds, collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by May 12, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our Initial Shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Initial Shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Initial Shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Initial Shareholders, because of their ownership position, will control the outcome, as only holders of our Founder Shares will have the right to vote on the appointment of directors and to remove directors prior to our Business Combination. In addition, the Founder Shares, all of which are held by our Initial Shareholders, will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), entitle the holders to ten votes for every Founder Share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds of our ordinary shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our Sponsor.

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

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. In addition, this choice-of-forum provision may result in our warrant holders incurring increased costs to bring an action, proceeding or claim due to, but not limited to, the warrant holder’s physical location or knowledge of the applicable laws, when the courts of the State of New York or the United States District Court for the Southern District of New York is the exclusive forum. Alternatively, if a court were to find this provision of our warrant agreements inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

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

We issued Public Warrants to purchase 11,500,000 of our Class A ordinary shares as part of the Units offered in our Public Offering and, simultaneously with the closing of the Public Offering, we issued in a private placement an aggregate of 4,733,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per whole share, subject to adjustment. Additionally, simultaneously with the closing of the Public Offering, the Sponsor loaned $4.6 million to us at no interest. The proceeds of the Sponsor Loan may be converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, at the Sponsor’s discretion and at any time until the consummation of our Business Combination. Our Initial Shareholders currently hold 5,750,000 Founder Shares. The Founder Shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as described in “—Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate a Business Combination.” and elsewhere in this Annual Report on Form 10-K. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per Private Placement Warrant.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

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

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our Business Combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our Business Combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

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

Our executive officers and directors are not required to, and may not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and  Corporate Governance.”

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it may be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or Initial Shareholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or Initial Shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking a Business Combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or Initial Shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to public shares they may acquire after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Business Combination.

On May 13, 2021, our Sponsor and the Funds paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 5,750,000 Founder Shares. Prior to the initial investment in the company of $25,000 by the Sponsor and the Funds, we had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to us by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete a Business Combination. In addition, our Sponsor purchased an aggregate of 4,733,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per whole share, subject to adjustment, at a price of $1.50 per Private Placement Warrant, or $7,100,000 in the aggregate, in a private placement that closed simultaneously with the closing of the Public Offering. Additionally, simultaneously with the closing of the Public Offering, the Sponsor loaned us $4.6 million at no interest. The Sponsor Loan may be converted into Sponsor Loan Warrants at the discretion of the Sponsor. The Sponsor Loan Warrants, if issued, would be identical to the Private Placement Warrants. If we do not consummate a Business Combination by May 12, 2023, the Private Placement Warrants and the Sponsor Loan Warrants, if any, will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the 18-month anniversary of the closing of the Public Offering nears, which is generally the deadline for our consummation of a Business Combination, unless otherwise extended.

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

Members of our management team, board of directors and Industry Advisors have significant experience as founders, board members, officers, executives and employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate a Business Combination.

During the course of their careers, members of our management team, board of directors and Industry Advisors have had significant experience as founders, board members, officers, executives and employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team, board of directors and Industry Advisors away from identifying and selecting a target business or businesses for our Business Combination and may negatively affect our reputation, which may impede our ability to complete a Business Combination.

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

If we effect our Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	laws granting government authorities the power to block, modify or unwind business combinations;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; or

•	deterioration of political relations with the United States.

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

Following our Business Combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States federal and state securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March 20, 2023. there are 177,000,000 and 14,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate a Business Combination) at the time of our Business Combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. We expect that we were a PFIC for our taxable year ending December 31, 2022 and, although our PFIC status will not be determinable until the end of the taxable year, we are likely to be a PFIC for our current taxable year. If we determine we are a PFIC for any taxable year prior to the time we effect a Business Combination, we currently intend to endeavor to provide to a U.S. Holder, upon written request, such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and final Treasury Regulations provide that such election would be unavailable with respect to our warrants. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

Our registered independent public accountants have included an explanatory paragraph on our ability to continue as a going concern in their report of registered independent public accounting firm.

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements- Going Concern,” we have until May 12, 2023 to consummate a Business Combination. It is currently uncertain that we will be able to consummate a Business Combination by this time. If our Business Combination cannot be completed prior to May 12, 2023, we will cease operations except for the purpose of winding-up, redeem our outstanding public shares, and liquidate and dissolve unless, prior to such date, we receive an extension approval from our shareholders and elect to extend the date on which a Business Combination must be consummated.

As of December 31, 2022, we had $0.9 million in cash held outside of the Trust Account for our working capital needs. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may need to raise additional funds from our Sponsor and/or third parties in order to meet the expenditures required for operating our business. Further, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we have not completed our Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Management has determined that these conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of the financial statements if a Business Combination is not consummated. As more fully described in the report of registered independent public accounting firm preceding the financial statements herein, our independent auditors have included an explanatory paragraph regarding our ability to continue as a going concern and noting that the accompanying financial statements have been prepared assuming that we will continue as a going concern and the financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including, but not limited to, if out total annual gross revenues are more than $1.235 billion or if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls in our Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our Business Combination only holders of our Class B ordinary shares, which have been issued to our Sponsor and the Funds, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Since only holders of our Founder Shares will have the right to vote on the appointment of directors, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

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

We currently maintain our executive offices at 341 Newbury Street, 6th Floor, Boston, MA 02115. Our Sponsor currently provides us with office space at no cost. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units began trading on the Nasdaq under the symbol “DPCSU” on November 9, 2021. On December 30, 2021, our Class A ordinary shares and Public Warrants began trading on the Nasdaq under the symbols “DPCS” and “DPCSW,” respectively. Each Unit includes one Class A ordinary share and one half of one Public Warrant, and each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described elsewhere in this Annual Report on Form 10-K. Only whole Public Warrants will be issued on separation of Units, and only whole Public Warrants may be traded and be exercised for Class A ordinary shares. The Public Warrants will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months after the Close Date. Our Public Warrants will expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

The following table sets forth the high and low sales prices per Unit, Class A ordinary share and Public Warrant as reported on the Nasdaq for the year ended December 31, 2022.

	Units (DPCSU)		Class A ordinary shares (DPCS)		Warrants (DPCSW)
	High	Low	High	Low	High	Low
Year ended December 31, 2022:	10.25	9.96	10.28	9.73	0.58	0.01

(b)	Holders

At March 20, 2023 there was 1 holder of record of our Units, 1 holder of record of our separately traded Class A ordinary shares, 3 holders of record of our Class B ordinary shares and 2 holders of record of our separately traded Public Warrants.

(c)	Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

Not Applicable.

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

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our Public Offering on November 12, 2021. As of December 31, 2022, we had not identified any Business Combination target.

We presently have no revenue and have had no operations other than the active solicitation of a target business with which to complete a Business Combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the year ended December 31, 2022, we had net income of $2,434,705, which consisted of earnings on investments held in trust, offset by general and administrative costs.

For the period from April 8, 2021 (inception) through December 31, 2021, we had a net loss of $259,036, which consisted solely of formation and general and administrative costs.

All activity for the period from April 8, 2021 (inception) through December 31, 2022 relates to our formation and the Public Offering and subsequent to the Public Offering, the search for a target for our Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest.

Liquidity and Capital Resources

Prior to the closing of the Public Offering, our only sources of liquidity were an initial sale of Founder Shares to our Sponsor and the proceeds of an unsecured promissory note from our Sponsor in the amount of $159,025.

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

Following the Public Offering, the sale of the Private Placement Warrants and the issuance of the proceeds under the Sponsor Loan, a total of $234,600,000 was placed in the Trust Account, which consisted of $225,400,000 from the proceeds from the Public Offering, $4,600,000 from the proceeds of the sale of the Private Placement Warrants and $4,600,000 from the proceeds from the Sponsor Loan. We incurred $13,148,152 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $498,152 of other costs.

For the year ended December 31, 2022, cash used in operating activities was $494,000, consisting of net income of 2,434,705, earnings on investments held in trust $3,382,862 of and changes in operating assets and liabilities of $454,157.

For the period from April 8, 2021 (inception) through December 31, 2021, cash used in operating activities was $597,341, consisting of net of loss of $259,036 and changes in operating assets and liabilities of $338,305.

As of December 31, 2022 and 2021, we had cash and marketable securities held in the Trust Account of $237,982,862 and $234,600,000, respectively. We may withdraw interest earned to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and 2021, we had cash of $946,299 and $1,440,299 held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

At December 31, 2022 and 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Going Concern Considerations:

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements- Going Concern,” we have until May 12, 2023 to consummate a Business Combination. It is currently uncertain that we will be able to consummate a Business Combination by this time. If our Business Combination cannot be completed prior to May 12, 2023, we will cease operations except for the purpose of winding-up, redeem our outstanding public shares,  and liquidate and dissolve unless, prior to such date, we receive an extension approval from our shareholders and elect to extend the date on which a Business Combination must be consummated.

We may need to raise additional funds from our Sponsor and/or third parties in order to meet the expenditures required for operating our business. If our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. The Sponsor is not under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional funds we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Management has determined that these conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of the Financial Statements if a Business Combination is not consummated. The Financial Statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the working capital loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Upon consummation of the Public Offering, our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in “Earnings on investments held in Trust Account” in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC, “Distinguishing Liabilities from Equity (“ASC 480”)” and “Derivatives and Hedging (“ASC 815”).” The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

Sponsor Loan Classification

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

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of Class A ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. We have not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 16,233,333 Class A ordinary shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive. Warrants granted upon conversion of the convertible note would also be anti-dilutive and are thus excluded from the calculation.

Our statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income on earnings, by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net income (loss) is allocated evenly on a pro rata basis between Class A ordinary shares and Class B ordinary shares based on weighted average number of ordinary shares outstanding over the period. Remeasurement adjustments are not considered in the calculation as remeasurement adjustments do not result in carrying value in the excess of fair value.

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

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Financial Statements.

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

DP CAP ACQUISITION CORP I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
DP Cap Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DP Cap Acquisition Corp I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete a business combination by May 12, 2023 and the Company's shareholders have not taken the actions necessary to extend this date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
April 17, 2023

DP CAP ACQUISITION CORP I
 BALANCE SHEETS
DECEMBER 31, 2022 and 2021

ASSETS	December 31, 2022	December 31, 2021
Cash	$946,299	$1,440,299
Prepaid expenses	208,548	234,000
Other current assets	-	14,250
Total current assets	1,154,847	1,688,549
Investments held in Trust Account	237,982,862	234,600,000
Other non-current assets	-	199,381
Total Assets	$239,137,709	$236,487,930

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,100	$114,077
Accrued expenses	333,092	6,041
Total current liabilities	335,192	120,118
Deferred underwriting fees payable	8,050,000	8,050,000
Convertible loan from related party	4,600,000	4,600,000
Total liabilities	12,985,192	12,770,118

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.34 and 10.20 per share at December 31, 2022 and December 31, 2021, respectively	237,982,862	234,600,000

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value;200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(11,830,920)	(10,882,763)
Total shareholders’ deficit	(11,830,345)	(10,882,188)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$239,137,709	$236,487,930

See accompanying notes to financial statements.

DP CAP ACQUISITION CORP I
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM APRIL 8, 2021 (INCEPTION) TO DECEMBER 31, 2021

	For The Year Ended December 31, 2022	For The Period From April 08, 2021 (Inception) Through December 31, 2021

Formation costs	$-	$11,531
General and administrative expenses	948,157	247,505
Loss from operations	(948,157)	(259,036)
Earnings on investments held in Trust Account	3,382,862	-
Net income (loss)	$2,434,705	$(259,036)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	4,291,045
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.08	$(0.03)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,139,925
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.08	$(0.03)

See accompanying notes to financial statements.

DP CAP ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM APRIL 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	-	$-	5,750,000	$575	$-	$(10,882,763)	$(10,882,188)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(3,382,862)	(3,382,862)
Net income	-	-	-	-	-	2,434,705	2,434,705
Balance as of December 31, 2022	-	$-	5,750,000	$575	$-	$(11,830,920)	$(11,830,345)

	Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of April 8, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Allocation of IPO proceeds to Public Warrants	-	-	-	-	6,900,000	-	6,900,000
Other offering costs	-	-	-	-	(408,914)	-	(408,914)
Proceeds from the sale of private placement warrants	-	-	-	-	7,100,000	-	7,100,000
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(13,615,511)	(10,623,727)	(24,239,238)
Net loss	-	-	-	-	-	(259,036)	(259,036)
Balance as of December 31, 2021	-	$-	5,750,000	$575	$-	$(10,882,763)	$(10,882,188)

See accompanying notes to financial statements.

DP CAP ACQUISITION CORP I
STATEMENTS OF NET CASH USED BY INVESTING ACTIVITIES
FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM APRIL 8, 2021 (INCEPTION) TO DECEMBER 31, 2021

	For The Year Ended December 31, 2022	For The Period From April 08, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$2,434,705	$(259,036)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings on investments held in Trust Account	(3,382,862)	-
Changes in operating assets and liabilities:
Prepaid expenses	25,452	(234,000)
Other assets	213,631	(213,631)
Accounts payable	(111,977)	103,285
Accrued expenses	327,051	6,041
Net cash used by operating activities	(494,000)	(597,341)
Cash Flows from Investing Activities
Investment of cash into Trust Account	-	(234,600,000)
Net cash used by investing activities	-	(234,600,000)
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares to Sponsor	-	25,000
Proceeds from note payable and advances from related party	-	4,600,000
Proceeds from sale of Class A units, gross	-	230,000,000
Proceeds from sale of Private Placement Warrants	-	7,100,000
Offering costs paid	-	(5,087,360)
Net cash provided by financing activities	-	236,637,640

Net (decrease) increase in cash	(494,000)	1,440,299
Cash - beginning of period	1,440,299	-
Cash - end of period	$946,299	$1,440,299

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A shares subject to possible redemption	$-	$210,360,762
Remeasurement of Class A shares to redemption value	$3,382,862	$24,239,238
Offering costs included in accounts payable	$-	$10,792
Offering costs paid through promissory note - related party	$-	$(159,025)
Deferred underwriting fees payable	$-	$8,050,000

See accompanying notes to financial statements.

DP CAP ACQUISITION CORP I
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Public Offering (as defined below) and subsequent to the Public Offering, the search for a target for its initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of earnings on investments held in Trust Account relating to the proceeds derived from the Public Offering on November 12, 2021 (“Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

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

A total of $234,600,000 ($10.20 per unit), which consisted of $225,400,000 of the net proceeds from the IPO, $4,600,000 of the proceeds of the sale of the Private Placement Warrants and $4,600,000 of the proceeds from a loan by the Sponsor under the Sponsor Note, was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the Trust Account (the “Trust Account”) that may be released to the Company to pay its taxes and winding up and dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until (i) the completion of the Company’s initial business combination, or (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “A&R M&A”) to (A) modify the substance or timing of its obligation to provide holders of its Class A Ordinary Shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 18 months from the closing of the IPO, subject to applicable law.

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

The Company is required to provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A Ordinary Shares, par value $0.0001 per share, sold in the Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its A&R M&A, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether such Public Shareholder votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) (“the initial shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The A&R M&A provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The initial shareholders have agreed not to propose an amendment to the A&R M&A (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Public Offering (the “Combination Period”), which is May 12, 2023, and the Company’s shareholders have not amended the A&R M&A to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquired Public Shares in or acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes. Such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account. Such liability will also not apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

In connection with the assessment of going concern considerations in accordance with the FASB ASC Subtopic 205-40, “Presentation of Financial Statements- Going Concern,” the Company has until May 12, 2023 to consummate a Business Combination. It is currently uncertain that the Company will be able to consummate a Business Combination by this time. If its Business Combination cannot be completed prior to May 12, 2023, the Company will cease operations except for the purpose of winding-up, redeem our outstanding public shares, and liquidate and dissolve unless, prior to such date, the Company receives an extension approval from its shareholders and elect to extend the date on which a Business Combination must be consummated.

The Company may need to raise additional funds from its Sponsor and/or third parties in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the initial business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. The Sponsor is not under any obligation to advance additional funds to, or to invest in, the Company. If the Company is unable to raise additional funds it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by May 12, 2023, and the Company’s shareholders have not amended the A&R M&A to extend such Combination Period, the Company will cease operations except for the purpose of winding-up, redeem our outstanding public shares, and liquidate and dissolve. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action in the Ukraine. As a result of this military action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact, if any, on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

The Company’s marketable securities consist of a portfolio of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, each with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in earnings on investments held in the Trust Account in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Net Income (Loss) Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of Class A Ordinary Shares outstanding during the period. The Company has not considered the effect of the warrants sold as part of the Units in the Public Offering or the private placement to purchase an aggregate of 16,233,333 Class A Ordinary Shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive. The Sponsor Loan Warrants to purchase a total of up to 3,066,067 Class A Ordinary Shares to be granted upon conversion of the Sponsor Loan, if any, would also be anti-dilutive and would therefore also be excluded from the calculation.

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income on earnings, by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net income (loss) is allocated evenly on a pro rata basis between Class A Ordinary Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”) based on weighted average number of ordinary shares outstanding over the period. Remeasurement adjustments are not considered in the calculation as remeasurement adjustments do not result in carrying value in the excess of fair value.

A reconciliation of net income (loss) per ordinary share is as follows:

	Year Ended December 31, 2022
	Class A	Class B
Allocation of net income	$1,947,764	486,941
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.08	0.08

	Period from April 8, 2021 (inception) through December 31, 2021
	Class A	Class B
Allocation of net loss	$(117,860)	(141,176)
Basic and diluted weighted average shares outstanding	4,291,045	5,139,925
Basic and diluted net loss per share	$(0.03)	(0.03)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no net deferred tax assets as of December 31, 2022.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands. The Company has reviewed for potential tax filing requirements and liabilities created by maintaining its principal office in the state of Massachusetts, United States,  and has determined it has no resulting tax obligations. As such, the Company’s tax provision was zero for the periods presented.

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

NOTE 4 - PRIVATE PLACEMENT

The Sponsor purchased an aggregate of 4,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or approximately $7,100,000 in the aggregate in a private placement that occurred simultaneously with the closing of the Public Offering. Each Private Placement Warrant is exercisable for one Class A Ordinary Share at a price of $11.50 per share. $4,600,000 of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Public Offering to be held in the Trust Account. The remaining cash was deposited into the Company’s operating account for future working capital purposes. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor, as purchaser of the Private Placement Warrants, agreed, subject to limited exceptions, not to transfer, assign or sell any of the Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial business combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay any outstanding Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, any outstanding Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay any outstanding Working Capital Loans but no funds held in the Trust Account would be used to repay any outstanding Working Capital Loans. Any outstanding Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On May 13, 2021, the Sponsor, along with certain funds controlled by Data Point Capital, acquired 5,750,000 Class B Ordinary Shares (the “Founder Shares”) for an aggregate purchase price of $25,000. Up to 750,000 Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. Prior to the initial investment in the Company of $25,000 by our Sponsor along with certain funds controlled by Data Point Capital, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Following the exercise in full of the underwriter’s over-allotment option on November 12, 2021, no Founder Shares remain subject to forfeiture.

The Founder Shares will automatically convert into Class A Ordinary Shares on the first business day following the completion of the Company’s initial business combination, at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate on an as-converted basis, 20% of the sum of (i) the total number of all Class A Ordinary Shares issued and outstanding, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion of the Founder Shares plus (iii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in the initial business combination, and (y) the Private Placement Warrants issued to the Sponsor, any Sponsor Loan Warrants which may be issued to the Sponsor, and any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans (as defined in Note 4). In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. Prior to our initial business combination, only holders of the Company’s Founder Shares will be entitled to vote on the appointment of directors.

Promissory Note — Related Party

Prior to the closing of the Public Offering, the Sponsor agreed to loan the Company under an unsecured promissory note up to $300,000 to be used for a portion of the expenses of the Public Offering. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of December 31, 2022 and 2021, no amounts were outstanding under the unsecured promissory note. The Company borrowed an aggregate of $159,025 under this unsecured promissory note and the loan was subsequently paid in full in connection with the consummation of the Public Offering and the unsecured promissory note is no longer available to the Company.

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing date of the Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Note were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, at the discretion of the Sponsor, upon the consummation of a Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of December 31, 2022 and 2021, there was $4,600,000 outstanding under the Sponsor Loan.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Sponsor Loan and the Working Capital Loans, if any), are entitled to registration rights pursuant to the registration rights agreement, dated as of November 8, 2021, by and among the Company, the Sponsor and the undersigned parties listed under holders thereto. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

At December 31, 2022 and 2021, the Class A Ordinary Shares reflected in the balance sheets are reconciled as follows:

Gross proceeds	$230,000,000
Less:
Class A Ordinary Shares issuance costs	(12,739,238)
Fair value of Public Warrants at issuance	(6,900,000)

Plus:
Remeasurement of carrying value to redemption value	24,239,238
Class A Ordinary Shares subject to possible redemption at December 31, 2021	234,600,000
Remeasurement of Class A Ordinary Shares to redemption value	3,382,862
Class A Ordinary Shares subject to possible redemption at December 31, 2022	$237,982,862

NOTE 8 - SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no Class A Ordinary Shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, 5,750,000 Class B Ordinary Shares were issued and outstanding. Up to 750,000 of Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. The underwriters’ over-allotment option was exercised in full on November 12, 2021 and forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, we had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A Ordinary Shares and holders of the Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B Ordinary Shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination.

NOTE 9 - WARRANTS

Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional Public Warrants were or will be issued upon separation of the Units and only whole Public Warrants trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to the Public Warrants is available and such Class A Ordinary Shares issuable upon exercise of the Public Warrants are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Public Warrants on a cashless basis under certain circumstances as a result of the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial business combination and to maintain a current prospectus relating to those Class A Ordinary Shares until the Public Warrants expire or are redeemed. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their Public Warrants on a cashless basis. However, no Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any Class A Ordinary Shares to holders seeking to exercise their Public Warrants, unless the issuance of the Class A Ordinary Shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
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

In no event will the Company be required to net cash settle any Public Warrant. If the Company is unable to complete a Business Combination within the Combination Period or during any extended time that we have to consummate a business combination beyond 18 months from the closing of the Public Offering as a result of a shareholder vote to amend the A&R M&A and articles of association and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless. Private Placement Warrants have the same terms as the Public Warrants.

NOTE 10 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy:

As of December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$237,982,862	$—	$—

As of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$234,600,000	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2022 and the period from April 8, 2021 (inception) through December 31, 2021.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued.  On March 10, 2023, the operations of Silicon Valley Bank (SVB) were taken over by federal and state regulators and access to customer funds and deposits were suspended as a result. Subsequently, on March 27, 2023, SVB was acquired by First Citizens Bank. The Company currently maintains a checking account with SVB to manage its working capital needs, with a balance of $946,299 as of December 31, 2022. Management has evaluated the impact of this situation on the Company and does not believe the takeover of SVB operations by regulators and its subsequent acquisition by First Citizens Bank will have a material impact on the Company. The Company did not incur any losses as a result of the takeover of SVB’s operations or the subsequent acquisition by First Citizens Bank.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2022 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Scott Savitz	53	Chief Executive Officer and Chairman
Daniel Lynch	37	Chief Financial Officer
Lars Albright	47	Director
Diane Hessan	67	Director
Leonard Schlesinger	69	Director

Scott Savitz has been the Chairman of our board of directors since our inception and our Chief Executive Officer since September 2022. Mr. Savitz is the Founder of Data Point Capital and a Managing Partner. Mr. Savitz is a strong advocate of entrepreneurship and innovation, especially where it aims to raise the bar on the consumer experience. Scott is also the founder and former CEO of Shoebuy.com. Mr. Savitz founded Shoebuy in 1999, and served as its CEO through its sale to InterActive Corporation (“IAC”). Further, Mr. Savitz serves on the boards of CoachUp, Jebbit, Print Syndicate, Returnalyze, UpShift, Yieldify and Vee24. Mr. Savitz has also previously served as an Advisor for Olejo Stores (acquired by Mattress Firm), On The Spot Systems, Inc. (acquired by Press Ganey), Bluestem Brands (acquired by Capmark Financial Group), and Paintzen (acquired by PPG Industries). Scott also led Data Point Capital investments in CABA Designs, CLYPD (sold to AT&T), connectRN, DraftKings (NASDAQ: DKNG), Rent The Runway and Resident. He also serves on several committees focused on fostering growth and a more robust economy including the Massachusetts Technology Collaborative, Boch Center, and Co-Chair of 12 X 12 and Mass Scale. He is a frequent industry speaker and has received numerous awards and accolades including Ernst & Young’s New England Entrepreneur of the Year. We believe Mr. Savitz is qualified to serve on our board of directors because of his significant experience as a founder, executive and director of several public and private companies.

Daniel Lynch has been our Chief Financial Officer since September 2022. Mr. Lynch is the Chief Financial Officer at Data Point Capital. Prior to joining Data Point Capital in 2022, Mr. Lynch was Vice President of Finance at Berkshire Partners in Boston from 2016 to 2022. Mr. Lynch began his career in the audit practice of PwC’s Boston office serving a variety of public and private asset management clients. Mr. Lynch obtained an MS in Accounting from Boston College, and his BA in Accounting from Saint Anselm College.

Lars Albright has been a member of our board of directors since November 2021. Mr. Albright is a Partner at venture capital firm, Unusual Ventures. Prior to Unusual, Mr. Albright was EVP of Merchant Loyalty within the Data & Services team at Mastercard, Inc. Before Mastercard, Mr. Albright was CEO and Co-Founder of SessionM, a market leading software platform for customer engagement and loyalty for the world’s largest consumer brands. SessionM was acquired by Mastercard in the fall of 2019. Prior to co-founding SessionM, Mr. Albright was an executive at Apple, Inc. as a member of Apple’s iAd mobile advertising business unit.  Before Apple, Mr. Albright was a Co-Founder and Senior Vice President of Business Development at Quattro Wireless, a leading mobile advertising platform that was acquired by Apple in 2010. Prior to Quattro, Mr. Albright was Vice President of Business Development at m-Qube, North America’s dominant mobile aggregator that was acquired by VeriSign in 2006. We believe Mr. Albright is qualified to serve on our board of directors because of his experience as a founding entrepreneur across multiple successful businesses, investment experience and operating as an executive of several public companies.

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

Leonard Schlesinger has been a member of our Board since November 2021. Mr. Schlesinger is a Baker Foundation Professor of Business Administration at Harvard Business School where he chairs the school’s practice faculty He returned to Harvard after concluding a five-year term as President of Babson College. Prior to Babson, Mr. Schlesinger was at Limited Brands (now L Brands), where he served as Vice Chairman and Chief Operating Officer, and before that was Executive Vice President and Chief Operating Officer at Au Bon Pain. Mr. Schlesinger also serves as a Special Advisor to Data Point Capital and as an advisor to Omnichannel Acquisition Corp. Mr. Schlesinger serves as a Director of Viewpost, LLC, a Director of Restoration Hardware, an advisory council member of Goldman Sachs’ 10,000 Small Businesses Initiative, and  a member of both the Council on Competitiveness and the Council on Foreign Relations. We believe Mr. Schlesinger is qualified to serve on our board of directors because of his experience as an executive in a public company and as a director in many public and private companies.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of four members. Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. The term of office of the first class of directors, consisting of Ms. Hessan, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Savitz, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Messrs. Schlesinger and Savitz, will expire at our third annual general meeting.

Prior to the completion of our Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of a business combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing rules and applicable SEC rules. Our board of directors has determined that Lars Albright, Diane Hessan and Leonard Schlesinger are “independent directors.” Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Subject to phase-in rules and a limited exception, the rules of the Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

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

Compensation Committee

The members of our compensation committee are Messrs. Albright and Schlesinger. Mr. Schlesinger serves as the chair of the compensation committee.

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

Nominating Committee

The members of our nominating committee are Messrs. Albright and Hessan. Ms. Hessan serves as chair of the nominating committee.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors.

The nominating committee is governed by a charter that complies with the rules of the Nasdaq.

Director Nominations

Our nominating committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the shareholders. Prior to our Business Combination, the board of directors will also consider director candidates recommended for nomination by holders of our Founder Shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Prior to our Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

The guidelines for selecting nominees, which are specified in our nominating committee charter, generally provide that persons to be nominated:

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

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. Any amendments to or waivers of certain provisions of our Code Ethics will be disclosed in a Current Report on Form 8-K. We did not grant any waivers under our Code of Conduct in 2022.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Name of Individual	Entity	Entity’s Business	Affiliation
Scott Savitz	• Data Point Capital	• Venture Capital	• Managing Partner

Daniel Lynch	• Data Point Capital	• Venture Capital	• Chief Financial Officer

Lars Albright	• Unusual Ventures	• Venture Capital	• General Partner

Diane Hessan	• Brightcove	• Technology	• Director
	• Eastern Bank	• Banking	• Director
	• Panera Bread	• Restaurant	• Director
	• Schlesinger Group	• Marketing Research	• Director

Leonard Schlesinger	• RH	• Home Furnishing	• Director
	• Viewpost	• Technology	• Director

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

In addition, our Sponsor or any of its affiliates may make additional investments in the company in connection with the our Business Combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial business combination.

Furthermore, in no event will our Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Business Combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and Public Shares in favor of our Business Combination.

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

The following table sets forth information available to us at April 1, 2023 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially own ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 ordinary shares, consisting of (i) 23,000,000 Class A ordinary shares and (ii) 5,750,000 Class B ordinary shares, issued and outstanding as of April 1, 2023. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of April 1, 2023.

Unless otherwise indicated, we believe that all persons named in the table have shared or sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares(2)		Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
5% Holders of the Company
DP Investment Management Sponsor I LLC (our Sponsor)(3)	—	—	2,875,000(2)(3)	50.00%	10.00%
Funds affiliated with Data Point Capital(4)	—	—	2,875,000(2)	50.00%	10.00%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(5)	1,500,000	6.52%	—	—	5.22%
Highbridge Capital Management, LLC(6)	1,432,913	6.23%	—	—	5.00%
Saba Capital Management L.P. (7)	1,175,348	5.11%	—	—	4.09%
Executive Officers and Directors
Scott Savitz(3)(4)	—	—	2,875,000	50.00%	10.00%
Daniel Lynch	—	—	—	—	—
Lars Albright	—	—	—	—	—
Diane Hessan	—	—	—	—	—
Leonard Schlesinger	—	—	—	—	—
All directors and executive officers as a group (5 individuals)	—	—	8,875,000	50.00%	10.00%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders, directors and executives in this table is 341 Newbury St, 6th Floor, Boston, MA 02115.

(2)
Interests shown consist solely of Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)
The shares reported above are held in the name of our Sponsor. Our Sponsor is governed by three managing members: Scott Savitz, Mike Majors and Geoff Oblak. Each managing member has one vote, and the approval of a majority of the managing members is required to approve any action of our Sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of at least a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no managing member of our Sponsor exercises voting or dispositive control over any of the securities held by our Sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)
Consists of 1,929,125 Class B Ordinary Shares held by Data Point Capital III, LP and 945,875 Class B Ordinary Shares held by Data Point Capital III-Q, LP. The voting shares of each of Data Point Capital III, LP and Data Point Capital III-Q, LP (the “Data Point Capital Entities”) are held by Data Point Partners III, LLC, the general partner of the Funds. Scott Savitz is a managing member of Data Point Partners III, LLC and holds 66.67% of the voting shares of such entity, which requires the affirmative vote of 66.67% of the voting shares to vote or dispose of the shares held by the Funds. Therefore, Scott Savitz may be deemed to have beneficial ownership of the shares held by the Funds.

(5)
Based solely on the Schedule 13G filed with the SEC on February 8, 2022 interests shown are held by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust. The address of the principal business office of Calamos Market Neutral Income Fund, a series of Calamos Investment Trust is 2020 Calamos Court, Naperville, Illinois 60563.

(6)
Based solely on the Schedule 13G filed with the SEC on February 2, 2023, interests shown are held by Highbridge Capital Management, LLC (“Highbridge”), a Delaware limited liability company and the investment adviser to certain funds and accounts. The business address of Highbridge is 227 Park Avenue, 23rd Floor, New York, NY 10172.

(7)
Based solely on the Schedule 13G/A filed with the SEC on February 14, 2023, interests shown are held by Saba Capital Management, L.P. (“Saba L.P.”), Saba Capital Management GP, LLC (“Saba GP”) and Boaz R. Weinstein (“Mr. Weinstein”). Mr. Weinstein is the founder and chief investment officer of Saba L.P.  Saba L.P., Saba GP and Mr. Weinstein entered into a joint filing statement, dated November 19, 2021. The address of the principal business address of Saba L.P., Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, NY 10174.

Our Sponsor and the Funds collectively beneficially own 20% of our issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our Business Combination. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our Business Combination. Because of this ownership block, our Sponsor and the Funds may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our Business Combination.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Changes in Control

In the event of the consummation of a Business Combination, there will be a change of control. See “Item 1. Business” above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On May 13, 2021, the Funds and our Sponsor purchased an aggregate of 5,750,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. At December 31, 2022, the Funds and our Sponsor held, collectively, 5,750,000 Founder Shares.

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

The Founder Shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder, and may not be redeemed by us.

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

If the Company does not complete a Business Combination by May 12, 2023, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

Promissory Note

Prior to the Close Date, the Sponsor agreed to loan us under an unsecured promissory note up to $300,000 to be used for a portion of the expenses of the Public Offering. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the Close Date. We borrowed an aggregate of $159,025 under the unsecured promissory note and the loan was subsequently repaid in full in connection with the consummation of the Public Offering. As of December 31, 2022, there was no amount outstanding under the unsecured promissory note and the unsecured promissory note is no longer available to us.

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

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	Year Ended December 31, 2022	For the Period from April 8, 2021 (Inception) to December 31, 2021
Audit Fees(1)	$134,822	$79,825
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$134,822	$79,825

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

10.7	Promissory Note between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed by the Company on November 16, 2021 (File No. 001-41041)).
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2023	DP CAP ACQUISITION CORP I

	By:	/s/ Scott Savitz
	Name:	Scott Savitz
	Title:	Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Lynch and Scott Savitz and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Savitz	Chief Executive Officer and Chairman	April 17, 2023
Scott Savitz	(Principal Executive Officer)

/s/ Daniel Lynch	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2023
Daniel Lynch

/s/ Lars Albright	Director	April 17, 2023
Lars Albright

/s/ Diane Hessan	Director	April 17, 2023
Diane Hessan

/s/ Leonard Schlesinger	Director	April 17, 2023
Leonard Schlesinger