Form 10-Q
period 2023-03-31
DP Cap Acquisition Corp I
filed 2023-05-17
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of May 12, 2023, 23,000,000 Class A ordinary shares, $0.0001 par value, and 5,750,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DP CAP ACQUISITION CORP I
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS.

DP CAP ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash	$842,353	$946,299
Prepaid expenses	198,350	208,548
Total current assets	1,040,703	1,154,847
Investments held in Trust Account	240,507,979	237,982,862
Total assets	$241,548,682	$239,137,709

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	32,575	$2,100
Accrued expenses	545,761	333,092
Total current liabilities	578,336	335,192
Deferred underwriting fees payable	8,050,000	8,050,000
Convertible loan from related party	4,600,000	4,600,000
Total liabilities	13,228,336	12,985,192

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.46 per share as of March 31, 2023 and $10.35 as of December 31, 2022	240,507,979	237,982,862

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,188,208)	(11,830,920)
Total shareholders’ deficit	(12,187,633)	(11,830,345)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$241,548,682	$239,137,709

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND
2022
(UNAUDITED)

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
General and administrative expenses	357,288	151,256
Loss from operations	(357,288)	(151,256)
Earnings on investments held in Trust Account	2,525,117	22,671
Net income (loss)	$2,167,829	$(128,585)
Weighted-average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.08	$0.00
Weighted-average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.08	$0.00

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND
2022
(UNAUDITED)

Three months ended March 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	5,750,000	$575	$—	$(11,830,920)	$(11,830,345)
Net income	—	—	—	—	—	2,167,829	2,167,829
Remeasurement of Class A ordinary shares to redemptive value	—	—	—	—	—	(2,525,117)	(2,525,117)
Balance as of March 31, 2023	—	$—	5,750,000	$575	$—	$(12,188,208)	$(12,187,633)

Three months ended March 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(10,882,763)	$(10,882,188)
Net loss	—	—	—	—	—	(128,585)	(128,585)
Balance as of March 31, 2022	—	$—	5,750,000	$575	$—	$(11,011,348)	$(11,010,773)

See accompanying notes to the unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND
2022
(UNAUDITED)

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Cash Flows from Operating Activities
Net income (loss)	$2,167,829	$(128,585)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings on investments held in Trust Account	(2,525,117)	(22,671)
Changes in operating assets and liabilities:
Prepaid expenses	10,198	22,391
Accounts payable	30,475	(83,698)
Accrued expenses	212,669	56,650
Net cash used in operating activities	(103,946)	(155,913)

Net decrease in cash	(103,946)	(155,913)
Cash - beginning of period	946,299	1,440,299
Cash - end of period	$842,353	$1,284,386

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares to redemption value	2,525,117	—

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the Public Offering (as defined below) and subsequent to the Public Offering, the search for a target for the Company’s Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings on investments held in Trust Account relating to the proceeds derived from the Public Offering on November 12, 2021 (“Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

On November 12, 2021, the Company consummated its Public Offering of 23,000,000 units (the “Units”), which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the Public Offering price to cover over-allotments. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares ”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $230.0 million, which is described in Note 3.
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

Transaction costs, all of which were recognized prior to January 1, 2022 amounted to $13,148,152, including $8,050,000 in deferred underwriting fees, $4,600,000 in paid underwriting fees and $498,152 in other offering costs. Upon completion of the Public Offering, cash of $2,030,974 was held outside of the Trust Account (as defined below) for the payment of offering costs and for working capital purposes. Offering costs were allocated between the Class A Ordinary Shares, Public Warrants and Private warrants using the relative fair value method.

A total of $234,600,000 ($10.20 per unit), which consisted of $225,400,000 of the net proceeds from the IPO, $4,600,000 of the proceeds of the sale of the Private Placement Warrants and $4,600,000 of the proceeds from a loan by  the Sponsor under the Sponsor Loan, was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the Trust Account (the “Trust Account”) that may be released to the Company to pay its taxes and winding up and dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until (i) the completion of the Company’s Business Combination, or (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association  to (A) modify the substance or timing of its obligation to provide holders of its Class A Ordinary Shares the right to have their shares redeemed in connection with the Company’s Business Combination or to redeem 100% of the Company’s public shares if it does not complete its Business Combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its Business Combination within 18 months from the closing of the IPO, subject to applicable law. See footnote 11 for further details.

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

The Company is required to provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A Ordinary Shares, par value $0.0001 per share, sold in the Public Offering (“Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.20 per Public Share). Please refer to “Note 11 – Subsequent Events” for a discussion of an extension of the Combination Period and related shareholder redemption that took place subsequent to March 31, 2023. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether such Public Shareholder votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) (“the initial shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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
If the Company is unable to complete a Business Combination within 18 months from the closing of the Public Offering (the “Combination Period”), which is May 12, 2023 (see discussion below regarding an extension of the Combination Period), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (see discussion below regarding an extension of the Combination Period). However, if the initial shareholders acquired Public Shares in or acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes. Such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account. Such liability will also not apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

As of March 31, 2023, the Company had not identified any Business Combination target.

On May 10, 2023, the Company’s shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Second A&R M&A”), to extend the date by which the Company must (1) consummate the Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Class A Ordinary Shares included as part of the Units sold in the Company’s IPO, from May 12, 2023 to November 12, 2023, with optional additional extensions of up to three times by an additional month each time, at the option of the Company’s board of directors, until February 12, 2024 (the “Extended Combination Period”).

Liquidity and Going Concern
In connection with the assessment of going concern considerations in accordance with the FASB ASC Subtopic 205-40, “Presentation of Financial Statements- Going Concern,” the Company has until November 12, 2023, with the option to extend up to February 12, 2024, to consummate a Business Combination. It is currently uncertain that the Company will be able to consummate a Business Combination by this time. If its Business Combination cannot be completed prior to November 12, 2023, with the option to extend up to February 12, 2024, the Company will cease operations except for the purpose of winding-up, redeem our outstanding public shares, and liquidate and dissolve unless, prior to such date, the Company receives an extension approval from its shareholders and elects to extend the date on which a Business Combination must be consummated.
The Company may need to raise additional funds from its Sponsor and/or third parties  in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. The Sponsor is not under any obligation to advance additional funds to, or to invest in, the Company. If the Company is unable to raise additional funds it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by November 12, 2023, with the option to extend up to February 12, 2024, and the Company’s shareholders have not amended the Second A&R M&A to further extend the Extended Combination Period, the Company will cease operations except for the purpose of winding up, redeem its outstanding Public Shares, and liquidate and dissolve. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these condensed financial statements if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 17, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The interim results for the three  months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

In February 2022, the Russian Federation and Belarus commenced a military action in the Ukraine. As a result of this military action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact, if any, on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

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

The Company holds the funds in the Trust Account in a Blackrock Money Market Account, focused on U.S. Treasuries.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and for its non-financial assets and liabilities that are not re-measured and reported at fair value at least annually.

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

Net Income (Loss) Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of Class A Ordinary Shares outstanding during the period. The Company has not considered the effect of the Public Warrants, the Private Placement Warrants, or the Sponsor Loan Warrants (if any) in the calculation of diluted income per share since the exercise of the warrants is contingent upon the occurrence of future events and, as of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into ordinary shares and then share in the Company’s earnings.

The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income on earnings, by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net income (loss) is allocated evenly on a pro rata basis between Class A Ordinary Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”) based on weighted average number of ordinary shares outstanding over the period. Remeasurement adjustments are not considered in the calculation as remeasurement adjustments do not result in carrying value in the excess of fair value.

A reconciliation of net income (loss) per ordinary share is as follows:

	For The Three Months Ended March 31, 2023		For The Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Allocation of net income (loss)	$1,734,263	$433,566	$(102,868)	$(25,717)
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per share	0.08	0.08	0.00	0.00

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no net deferred tax assets as of March 31, 2023.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31,2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrants

The Company accounts for the 16,233,333 warrants issued in connection with the IPO (the 11,500,000 Public Warrants and the 4,733,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”) and ASC 480 ‘Distinguishing Liabilities from Equity.’ Such guidance provides that because the warrants meet the criteria thereunder for equity classification, each warrant is recorded within Shareholders’ equity (deficit).

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

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

NOTE 4 - PRIVATE PLACEMENT

The Sponsor purchased an aggregate of 4,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or approximately $7,100,000 in the aggregate in a private placement that occurred simultaneously with the closing of the Public Offering. Each Private Placement Warrant is exercisable for one Class A Ordinary Share at a price of $11.50 per share. $4,600,000 of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Public Offering to be held in the Trust Account. The remaining cash was deposited into the Company’s operating account for future working capital purposes. If the Company does not complete a Business Combination within the Extended Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor, as purchaser of the Private Placement Warrants, agreed, subject to limited exceptions, not to transfer, assign or sell any of the Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay any outstanding Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, any outstanding Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay any outstanding Working Capital Loans, but no funds held in the Trust Account would be used to repay any outstanding Working Capital Loans. Any outstanding Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2023, there were no Working Capital Loans outstanding.

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

The Founder Shares will automatically convert into Class A Ordinary Shares on the first business day following the completion of the Business Combination, at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate on an as-converted basis, 20% of the sum of (i) the total number of all Class A Ordinary Shares issued and outstanding, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion of the Founder Shares plus (iii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding (x) any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in the Business Combination, and (y) the Private Placement Warrants issued to the Sponsor, any Sponsor Loan Warrants which may be issued to the Sponsor, and any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans (as defined in Note 4). In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. Prior to our Business Combination, only holders of the Founder Shares will be entitled to vote on the appointment of directors.

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing date of the Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or up to $1.5 million may be converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, at the discretion of the Sponsor, upon the consummation of a Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not consummate a Business Combination and a portion of the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of both March 31, 2023 and 2022, there was $4,600,000 outstanding under the Sponsor Loan.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Sponsor Loan and the Working Capital Loans, if any, (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Sponsor Loan and the Working Capital Loans, if any), are entitled to registration rights pursuant to the registration rights agreement, dated as of November 8, 2021, by and among the Company, the Sponsor and the  undersigned parties listed under holders thereto. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate paid at the closing of the Public Offering. An additional fee of $0.35 per Unit, or $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions, which is included in the accompanying condensed balance sheets. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. There are no Class A Ordinary Shares subject to mandatory redemption. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, such Class A Ordinary Shares of the Company are classified as temporary equity.

At March 31, 2023, the Class A Ordinary Shares reflected in the condensed balance sheet are reconciled as follows:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,739,238)
Fair value of Public Warrants at issuance	(6,900,000)

Plus:
Accretion of carrying value to redemption value	24,239,238
Class A ordinary shares subject to possible redemption at December 31, 2021	234,600,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	3,382,862
Class A ordinary shares subject to possible redemption at December 31, 2022	$237,982,862
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	2,525,117
Class A ordinary shares subject to possible redemption at March 31, 2023	$240,507,979

NOTE 8 - SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023, there were no Class A Ordinary Shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2023, 5,750,000 Class B Ordinary Shares were issued and outstanding. Up to 750,000 of Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. The underwriters’ over-allotment option was exercised in full on November 12, 2021 and forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, we had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A Ordinary Shares and holders of the Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B Ordinary Shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination.

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

The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Ordinary Shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions) and (z) the volume weighted average trading price of Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in the Public Warrant Agreement, dated November 8, 2021 by and between the Company and Continental Stock Transfer & Trust Company, under “Redemption of warrants for Class A Ordinary Shares” and “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that, (i) they will not be redeemable by the Company, (ii) they (including the Class A Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Business Combination, and (iii) are subject to registration rights.

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

In no event will the Company be required to net cash settle any Public Warrant. If the Company is unable to complete a Business Combination within the Extended Combination Period or during any further extended time that we have to consummate a business combination beyond the Extended Combination Period, as a result of a shareholder vote to amend the Second A&R M&A and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless. Private Placement Warrants have the same terms as the Public Warrants.

NOTE 10 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

As of March 31, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Trust Funds	$240,507,979	$—	$—

As of December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$237,982,862	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three month periods ended March 31, 2023 and 2022.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued.

On May 5, 2023, certain unaffiliated investors of the Company (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with the Sponsor, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,000,000 previously-held Class A Ordinary Shares (the “Investor Shares”) in connection with the Extension Proposal (as defined below) and (ii) vote the Investor Shares in favor of the Extension Proposal. In exchange for these commitments from the Investors, the Sponsor has agreed to transfer to the Investors (i) an aggregate of up to 1,000,000 Class B Ordinary Shares in connection with an extension until the Initial Extension Date (as defined below) and (ii) to the extent the Company’s board of directors agrees to further extend the date to consummate its Business Combination to the Secondary Extension Date (as defined below), an aggregate of up to 1,500,000 Class B Ordinary Shares, which includes the Class B Ordinary Shares referred to in clause (i), in each case, on or promptly after the consummation of the Business Combination.

On May 10, 2023, the Company held an Extraordinary General Meeting of shareholders (the “Extraordinary General Meeting”) at which the Company’s shareholders voted to approve an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate its Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Class A Ordinary Shares included as part of the Units sold in the Public Offering, from May 12, 2023 to November 12, 2023 (the “Initial Extension Date”), with optional additional extensions of up to three times by an additional month each time, at the option of the Company’s board of directors, until February 12, 2024 (the “Secondary Extension Date” and such proposal, the “Extension Proposal”).

In connection with the Extraordinary General Meeting, shareholders holding 18,940,598 Class A ordinary shares issued in the Company’s Public Offering exercised their right to redeem such shares at a per share redemption price of approximately $10.51. As a result, approximately $199.0 million will be removed from the Company’s Trust Account to pay such holders, and approximately $42.6 million will remain in the Trust Account. Following the redemptions, the Company will have 4,059,402 Class A Ordinary Shares with redemption rights outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023 and this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our Public Offering on November 12, 2021. As of March 31, 2023, we had not identified any Business Combination target.

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

If we are unable to complete a Business Combination within 18 months from the closing of the Public Offering (“the Combination Period”), or May 12, 2023, (see discussion below regarding an extension of the Combination Period),  we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (if any) (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Non-Redemption Agreements

On May 5, 2023, certain of our unaffiliated investors (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with the Sponsor, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,000,000 previously-held Class A ordinary shares (the “Investor Shares”) in connection with the Extension Proposal (as defined below) and (ii) vote the Investor Shares in favor of the Extension Proposal. In exchange for these commitments from the Investors, the Sponsor has agreed to transfer to the Investors (i) an aggregate of up to 1,000,000 Class B ordinary shares in connection with an extension until the Initial Extension Date (as defined below) and (ii) to the extent our board of directors agrees to further extend the date to consummate its Business Combination to the Secondary Extension Date (as defined below), an aggregate of up to 1,500,000 Class B ordinary shares, which includes the Class B ordinary shares referred to in clause (i), in each case, on or promptly after the consummation of the Business Combination.

Extraordinary General Meeting

On May 10, 2023, we held an Extraordinary General Meeting of shareholders (the “Extraordinary General Meeting”) at which our shareholders voted to approve an amendment to our amended and restated memorandum and articles of association to extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering, from May 12, 2023 to November 12, 2023 (the “Initial Extension Date”), with optional additional extensions of up to three times by an additional month each time, at the option of our board of directors, until February 12, 2024 (the “Secondary Extension Date” and such proposal, the “Extension Proposal”).

In connection with the Extraordinary General Meeting, shareholders holding 18,940,598 Class A ordinary shares issued in our Public Offering exercised their right to redeem such shares at a per share redemption price of $10.51. As a result, approximately $199.0 million will be removed from our Trust Account to pay such holders, and approximately $42.6 will remain in the Trust Account. Following the redemptions, we will have 4,059,402 Class A Ordinary Shares with redemption rights outstanding.

Results of Operations

For the three months ended March 31, 2023 and 2022, we had  net income of $2,167,829 and a net loss of $128,585, respectively, which consisted of earnings on investments held in Trust Account of $2,525,117 and $22,671, respectively, offset by general and administrative expenses of $357,288 and $151,256 (including formation expenses), respectively.

All activity from April 8, 2021 (inception) through March 31, 2023, relates to our formation and our Public Offering and subsequent to our Public Offering, the search for a target for our Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest.

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

Following the Public Offering, the sale of the Private Placement Warrants and the issuance of the proceeds under the Sponsor Loan, a total of $234,600,000 was placed in the Trust Account, which consisted of of $225,400,000 from the proceeds from the Public Offering, $4,600,000 from the proceeds of the sale of the Private Placement Warrants and $4,600,000 from the proceeds from the Sponsor Loan. We incurred $13,148,152 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $498,152 of other costs.

Our liquidity needs up to March 31, 2023 had been satisfied through (i) a payment from the Sponsor along with certain funds controlled by Data Point Capital of $25,000 to cover certain offering and formation costs in exchange for the issuance of the Founder Shares to the Sponsor and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured promissory note. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of March 31, 2023, no amounts were outstanding under the unsecured promissory note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2023, there were no amounts outstanding under any working capital loans.

For the three months ended March 31, 2023, cash used in operating activities was $103,946, consisting of net income of 2,167,829, earnings on investments held in Trust Account of $2,525,117 and changes in operating assets and liabilities of $253,342.

For the three months ended March 31, 2022, cash used in operating activities was $155,913, consisting of net loss of 128,585 and earnings on investments held in Trust Account of $22,671 and changes in operating assets and liabilities of $4,657.

As of March 31, 2023 and December 31, 2022, we had cash and investments held in Trust Account of $240,507,979 and $237,982,862, respectively. We may withdraw interest earned to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022, we had cash of $842,353 and $946,299 held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

At March 31, 2023 and at December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Going Concern Considerations

In connection with the assessment of going concern considerations in accordance with the FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” we have until November 12, 2023, and upon approval of the Company's board of directors, with the option to extend three times, for an additional month each time, up to February 12, 2024 to consummate a Business Combination. It is currently uncertain that we will be able to consummate a Business Combination by this time. If our Business Combination cannot be completed prior to November 12, 2023, with the option to extend up to February 12, 2024, we will cease operations except for the purpose of winding-up, redeem our outstanding public shares, and liquidate and dissolve unless, prior to such date, we receive an extension approval from our shareholders electing to further extend the date on which a Business combination must be consummated.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our Financial Statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 filed on April 17, 2023 for our critical accounting policies. There have been no changes in policy since this filing.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the “Risk Factors” sections of our Annual Report on Form 10-K filed with the SEC on April 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales

None.

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
3.1
Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2023 (File No. 001-41041))

10.1	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023 (File No. 001-41041))

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DP CAP ACQUISITION CORP I

Date: May 16, 2023	By:	/s/ Scott Savitz
	Name:	Scott Savitz
	Title:	Chief Executive Officer and Chairman

	By:	/s/ Daniel Lynch
Date: May 16, 2023	Name:	Daniel Lynch
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)