Form 10-Q
period 2023-06-30
DP Cap Acquisition Corp I
filed 2023-08-14
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of August 9, 2023, 4,059,402 Class A ordinary shares, $0.0001 par value, and 5,750,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DP CAP ACQUISITION CORP I
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DP CAP ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash	$694,178	$946,299
Prepaid expenses	120,011	208,548
Total current assets	814,189	1,154,847
Investments held in Trust Account	43,206,763	237,982,862
Total assets	$44,020,952	$239,137,709

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	151,804	$2,100
Accrued expenses	816,062	333,092
Total current liabilities	967,866	335,192
Deferred underwriting fees payable	8,050,000	8,050,000
Convertible loan from related party	4,600,000	4,600,000
Total liabilities	13,617,866	12,985,192

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 4,059,402 shares at $10.64 per share as of June 30, 2023 and 23,000,000 shares at $10.35 as of December 31, 2022, respectively	43,206,763	237,982,862

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 4,059,402 and 23,000,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,804,252)	(11,830,920)
Total shareholders’ deficit	(12,803,677)	(11,830,345)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$44,020,952	$239,137,709

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

	For The Three Months Ended June 30, 2023	For The Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
General and administrative expenses	$616,044	$322,047	$973,332	$473,303
Loss from operations	(616,044)	(322,047)	(973,332)	(473,303)
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,690,637	316,788	4,215,754	339,459
Net income (loss)	$1,074,593	$(5,259)	$3,242,422	$(133,844)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	12,384,940	23,000,000	17,663,146	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$0.00	$0.14	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.06	$0.00	$0.14	$0.00

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

For the three and six months ended June 30, 2023

	Ordinary Shares		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2023	-	$-	5,750,000	$575	$-	$(11,830,920)	$(11,830,345)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(2,525,117)	(2,525,117)
Net income	-	-	-	-	-	2,167,829	2,167,829
Balance as of March 31, 2023 (unaudited)	-	$-	5,750,000	$575	$-	$(12,188,208)	$(12,187,633)
Redemption of Class A ordinary shares	-	-	-	-	-	-	-
Capital contribution made by Sponsor for non-redemption agreements	-	-	-	-	1,671,160	-	1,671,160
Cost of raising capital related to shareholder non-redemption agreements	-	-	-	-	(1,671,160)	-	(1,671,160)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,690,637)	(1,690,637)
Net income	-	-	-	-	-	1,074,593	1,074,593
Balance as of June 30, 2023 (unaudited)	-	$-	5,750,000	$575	$-	$(12,804,252)	$(12,803,677)

For the three and six months ended June 30, 2022

	Ordinary Shares		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2022	-	$-	5,750,000	$575	$-	$(10,882,763)	$(10,882,188)
Net loss	-	-	-	-	-	(128,585)	(128,585)
Balance as of March 31, 2022 (unaudited)	-	-	5,750,000	$575	$-	$(11,011,348)	$(11,010,773)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(339,459)	(339,459)
Net loss	-	-	-	-	-	(5,259)	(5,259)
Balance as of June 30, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(11,356,066)	$(11,355,491)

See accompanying notes to the unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
Cash Flows from Operating Activities
Net income (loss)	$3,242,422	$(133,844)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(4,215,754)	(339,459)
Changes in operating assets and liabilities:
Prepaid expenses	88,537	100,822
Accounts payable	149,704	(85,298)
Accrued expenses	482,970	209,308
Net cash used in operating activities	(252,121)	(248,471)
Cash Flows from Investing Activities
Trust Account Withdrawal - redemption	198,991,853	-
Net cash provided by investing activities	198,991,853	-
Cash Flows from Financing Activities
Redemption of Class A shares	(198,991,853)	-
Net cash used in financing activities	(198,991,853)	-

Net decrease in cash	(252,121)	(248,471)
Cash - beginning of period	946,299	1,440,299
Cash - end of period	$694,178	$1,191,828
Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares to redemption value	$4,215,754	$-
Capital contribution from Sponsor	$1,671,160	$-
Offering cost associated with non-redemption agreement	$(1,671,160)	$-

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the Public Offering (as defined below) and subsequent to the Public Offering, the search for a target for the Company’s Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings on investments held in Trust Account relating to the proceeds derived from the Public Offering on November 12, 2021 (“Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

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

A total of $234,600,000 ($10.20 per unit), which consisted of $225,400,000 of the net proceeds from the IPO, $4,600,000 of the proceeds of the sale of the Private Placement Warrants and $4,600,000 of the proceeds from a loan by  the Sponsor under the Sponsor Loan, was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the Trust Account (the “Trust Account”) that may be released to the Company to pay its taxes and winding up and dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until (i) the completion of the Company’s Business Combination, or (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association  to (A) modify the substance or timing of its obligation to provide holders of its Class A Ordinary Shares the right to have their shares redeemed in connection with the Company’s Business Combination or to redeem 100% of the Company’s public shares if it does not complete its Business Combination within the Extended Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its Business Combination within the Extended Combination Period (as defined below), subject to applicable law. See discussion below regarding the extension of the combination period.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Public Offering, will be held in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the distribution of the Trust Account as described below and (iii) 24 months from consummation of the Company’s IPO.

The Company is required to provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A Ordinary Shares, par value $0.0001 per share, sold in the Public Offering (“Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. See Note 7 for discussion of the redemptions in connection with an Extraordinary Meeting of Shareholders held on May 10, 2023. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether such Public Shareholder votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) (“the initial shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Second A&R M&A (as defined below) provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The initial shareholders have agreed not to propose an amendment to the Second A&R M&A (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Extended Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination by November 12, 2023, with the option to extend up to three times by an additional month each time, at the option of the Company’s board of directors and without additional shareholder approval, until February 12, 2024 (the “Extended Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Extended Combination Period. However, if the initial shareholders acquired Public Shares in or acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Extended Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Extended Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes. Such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account. Such liability will also not apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

As of June 30, 2023, and as of the financial statement reporting date, the Company had not identified any Business Combination target.

On May 5, 2023, certain unaffiliated investors of the Company (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with the Sponsor, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,000,000 previously-held Class A Ordinary Shares (the “Investor Shares”) in connection with the Extension Proposal (as defined below) and (ii) vote the Investor Shares in favor of the Extension Proposal. In exchange for these commitments from the Investors, the Sponsor has agreed to transfer to the Investors (i) an aggregate of up to 1,000,000 Class B Ordinary Shares in connection with an extension until November 12, 2023 (the “Initial Extension Date”) and (ii) to the extent the Company’s board of directors agrees to further extend the date to consummate its Business Combination on a month to month basis from the Initial Extension Date and without additional shareholder approval, until February 12, 2024 (the “Secondary Extension Date”, and such proposal, the “Extension Proposal”), an aggregate of up to 1,500,000 Class B Ordinary Shares, which includes the Class B Ordinary Shares referred to in clause (i), in each case, on or promptly after the consummation of the Business Combination.

On May 10, 2023, the Company held an Extraordinary General Meeting of shareholders (the “Extraordinary General Meeting”) at which the Company’s shareholders voted to approve, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Second A&R M&A”), to extend the date by which the Company must (1) consummate the Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Class A Ordinary Shares included as part of the Units sold in the Company’s IPO, from May 12, 2023 to November 12, 2023, with optional additional extensions of up to three times by an additional month each time, at the option of the Company’s board of directors, until February 12, 2024. The Company estimated the aggregate fair value of the 1,000,000 Class B Ordinary Shares attributable to the Investors to be $1,671,160 or $1.67 per share. The excess of the fair value of the Class B Ordinary Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A.

Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A Ordinary Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

In connection with the Extraordinary General Meeting, shareholders holding 18,940,598 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of approximately $10.51. As a result, approximately $199.0 million was removed from the Company’s Trust Account to pay such holders. Following the redemptions, the Company has 4,059,402 Class A Ordinary Shares with redemption rights outstanding.

Liquidity and Going Concern
In connection with the assessment of going concern considerations in accordance with the FASB ASC Subtopic 205-40, “Presentation of Financial Statements- Going Concern,” the Company has until November 12, 2023, with the option to extend up to February 12, 2024 to consummate a Business Combination. It is currently uncertain that the Company will be able to consummate a Business Combination by this time. If its Business Combination cannot be completed prior to November 12, 2023, with the option to extend up to February 12, 2024, the Company will cease operations except for the purpose of winding-up, redeem our outstanding public shares, and liquidate and dissolve unless, prior to such date, the Company receives an extension approval from its shareholders and elects to further extend the date on which a Business Combination must be consummated.
The Company may need to raise additional funds from its Sponsor and/or third parties  in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. The Sponsor is not under any obligation to advance additional funds to, or to invest in, the Company. If the Company is unable to raise additional funds it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by November 12, 2023, with the option to extend up to February 12, 2024, and the Company’s shareholders have not amended the Second A&R M&A to further extend the Extended Combination Period, the Company will cease operations except for the purpose of winding up, redeem its outstanding Public Shares, and liquidate and dissolve. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these condensed financial statements if a Business Combination is not consummated. Management continues its search for a target and will continue pursuing all options to complete a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not approved by the shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not approved by the shareholders, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim period financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 17, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

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

Net Income (Loss) Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of Class A Ordinary Shares outstanding during the period. The Company has not considered the effect of the Public Warrants or the Private Placement Warrants in the calculation of diluted income per share since the exercise of the warrants is contingent upon the occurrence of future events and, as of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into ordinary shares and then share in the Company’s earnings.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income on earnings, by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net income (loss) is allocated evenly on a pro rata basis between Class A Ordinary Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”) based on weighted average number of ordinary shares outstanding over the period. Remeasurement adjustments are not considered in the calculation as remeasurement adjustments do not result in carrying value in the excess of fair value.

A reconciliation of net income (loss) per ordinary share is as follows:

	For The Three Months Ended June 30, 2023		For The Three Months Ended June 30, 2022		For The Six Months Ended June 30, 2023		For The Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Allocation of net income (loss)	$733,874	$340,719	$(4,207)	$(1,052)	$2,446,120	$796,302	$(107,075)	$(26,769)
Basic and diluted weighted average shares outstanding	12,384,940	5,750,000	23,000,000	5,750,000	17,663,146	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per share	0.06	0.06	0.00	0.00	0.14	0.14	0.00	0.00

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no net deferred tax assets as of June 30, 2023.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging.” The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period date while the warrants are outstanding.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay any outstanding Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, any outstanding Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay any outstanding Working Capital Loans, but no funds held in the Trust Account would be used to repay any outstanding Working Capital Loans. Any outstanding Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2023, there were no Working Capital Loans outstanding.

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

The Founder Shares will automatically convert into Class A Ordinary Shares on a one-for-one basis (a) at any time and from time to time at the option of the holders thereof and (b) automatically on the day of the closing of the Business Combination. Notwithstanding the foregoing, in the case that additional Class A Ordinary Shares or any other equity-linked securities (as defined in the Second A&R M&A), are issued, or deemed issued, by the Company in excess of the amounts offered in the IPO and related to the closing of a Business Combination, all Founder Shares in issue shall automatically convert into Class A Ordinary Shares at the time of the closing of the Business Combination, at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate on an as-converted basis, 20% of the sum of (i) the total number of all Class A Ordinary Shares and Founder Shares issued and outstanding, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined in the Second A&R M&A) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding (x) any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in the Business Combination, and (y) the Private Placement Warrants issued to the Sponsor, any Sponsor Loan

Warrants which may be issued to the Sponsor, and any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans (as defined in Note 4). In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. The holders of a majority of the Founder Shares in issue may agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance.Prior to our Business Combination, only holders of the Founder Shares will be entitled to vote on the appointment of directors.

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing date of the Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, at the discretion of the Sponsor, upon the consummation of a Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of both June 30, 2023 and 2022, there was $4,600,000 outstanding under the Sponsor Loan.

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

On May 10, 2023, the Company held an Extraordinary General Meeting at which the Company’s shareholders voted to approve an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate its Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Class A Ordinary Shares included as part of the Units sold in the Public Offering, from May 12, 2023 to November 12, 2023, with optional additional extensions of up to three times by an additional month each time, at the option of the Company’s board of directors and without additional shareholder approval, until February 12, 2024.

In connection with the Extraordinary General Meeting, shareholders holding 18,940,598 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of approximately $10.51. As a result, approximately $199.0 million was removed from the Company’s Trust Account to pay such holders. Following the redemptions, the Company has 4,059,402 Class A Ordinary Shares with redemption rights outstanding.

At June 30, 2023, the Class A Ordinary Shares reflected in the condensed balance sheet are reconciled as follows:

	Number of Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Class A ordinary shares issuance costs	-	(12,739,238)
Fair value of Public Warrants at issuance	-	(6,900,000)

Plus:
Accretion of carrying value to redemption value	-	24,239,238
Class A ordinary shares subject to possible redemption at December 31, 2021	23,000,000	234,600,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	-	3,382,862
Class A ordinary shares subject to possible redemption at December 31, 2022	23,000,000	$237,982,862
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	-	2,525,117
Class A ordinary shares subject to possible redemption at March 31, 2023	23,000,000	$240,507,979
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	-	1,690,637
Redemption of Class A ordinary shares	(18,940,598)	(198,991,853)
Class A ordinary shares subject to possible redemption at June 30, 2023	4,059,402	$43,206,763

NOTE 8 - SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and 2022, there were no Class A Ordinary Shares issued and outstanding, excluding 4,059,402 and 23,000,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2023, 5,750,000 Class B Ordinary Shares were issued and outstanding. Up to 750,000 of Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. The underwriters’ over-allotment option was exercised in full on November 12, 2021 and forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, we had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A Ordinary Shares and holders of the Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B Ordinary Shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination.

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

The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation of the Company. In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Ordinary Shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions) and (z) the volume weighted average trading price of Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in the Public Warrant Agreement, dated November 8, 2021 by and between the Company and Continental Stock Transfer & Trust Company, under “Redemption of warrants for Class A Ordinary Shares” and “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

As of June 30, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$43,206,763	$—	$—

As of December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$237,982,862	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six month periods ended June 30, 2023 and 2022.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DP Cap Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to DP Investment Management Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our Public Offering on November 12, 2021. As of June 30, 2023, we had not identified any Business Combination target.

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

If we are unable to complete a Business Combination within the Extended Combination Period (as defined below),  we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (if any) (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete a Business Combination will be successful.

On May 5, 2023, certain of our unaffiliated investors (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with the Sponsor, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,000,000 previously-held Class A ordinary shares (the “Investor Shares”) in connection with the Extension Proposal (as defined below) and (ii) vote the Investor Shares in favor of the Extension Proposal. In exchange for these commitments from the Investors, the Sponsor has agreed to transfer to the Investors (i) an aggregate of up to 1,000,000 Class B ordinary shares in connection with an extension until November 12, 2023 (the “Initial Extension Date”) and (ii) to the extent our board of directors agrees to further extend the date up to three times by an additional month each time until February 12, 2024 (the “Secondary Extension Date,” such proposal, the “Extension Proposal” and such combination period, the “Extended Combination Period”) to consummate its Business Combination, an aggregate of up to 1,500,000 Class B ordinary shares, which includes the Class B ordinary shares referred to in clause (i), in each case, on or promptly after the consummation of the Business Combination.

On May 10, 2023, we held an Extraordinary General Meeting of shareholders (the “Extraordinary General Meeting”) at which our shareholders voted to approve an amendment to our amended and restated memorandum and articles of association to extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering, from May 12, 2023 to November 12, 2023, with optional additional extensions of up to three times by an additional month each time, at the option of our board of directors, until February 12, 2024.

In connection with the Extraordinary General Meeting, shareholders holding 18,940,598 Class A ordinary shares issued in our Public Offering exercised their right to redeem such shares at a per share redemption price of $10.51. As a result, approximately $199.0 million  was removed from our Trust Account to pay such holders. Following the redemptions, we have 4,059,402 Class A ordinary shares with redemption rights outstanding.

Results of Operations

For the three and six months ended June 30, 2023, we had net income of $1,074,593 and $3,242,422, respectively, which consisted of earnings on investments held in Trust Account of $1,690,637 and $4,215,754, respectively, partially offset by general and administrative expenses of $616,044 and $973,332 (including formation expenses), respectively.

For the three and six months ended June 30, 2022, we had net loss of $5,259 and $133,844, respectively, which consisted of earnings on investments held in Trust Account of $316,788 and $339,459, respectively, offset by general and administrative expenses of $322,047 and $473,303 (including formation expenses), respectively.

All activity from April 8, 2021 (inception) through June 30, 2023, relates to our formation and our Public Offering and subsequent to our Public Offering, the search for a target for our Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest.

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

Our liquidity needs up to June 30, 2023 had been satisfied through (i) a payment from the Sponsor along with certain funds controlled by Data Point Capital of $25,000 to cover certain offering and formation costs in exchange for the issuance of the Founder Shares to the Sponsor and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured promissory note. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of June 30, 2023, no amounts were outstanding under the unsecured promissory note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2023, there were no amounts outstanding under any working capital loans.

For the six months ended June 30, 2023, net cash used in operating activities was $252,121, consisting of net income of $3,242,422, earnings on investments held in Trust Account of $4,215,754 and changes in operating assets and liabilities of $721,211.

For the six months ended June 30, 2022, net cash used in operating activities was $248,471, consisting of net loss of $133,844 and earnings on investments held in Trust Account of $339,459 and changes in operating assets and liabilities of $224,832.

For the six months ended June 30, 2023, net cash provided by investing activities was approximately $199 million due to redemptions of Class A ordinary shares.

For the six months ended June 30, 2023, net cash used in financing activities was approximately $199 million for payment of redeemed Class A ordinary shares.

As of June 30, 2023 and December 31, 2022, we had cash and investments held in Trust Account of $43,206,763 and $237,982,862, respectively. We may withdraw interest earned to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023 and December 31, 2022, we had cash of $694,178 and $946,299 held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts or, in the case of Working Capital Loans, such loans may be converted into warrants of the Company at the option of the lender. In the event that a Business Combination does not close, we may use a portion of the cash held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

At June 30, 2023 and at December 31, 2022, other than the $4,600,000 Sponsor Loan, we did not have other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Going Concern Considerations

In connection with the assessment of going concern considerations in accordance with the FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” we have until November 12, 2023, with the option to extend three times, for an additional month each time, upon approval of our board of directors, up until February 12, 2024 to consummate a Business Combination. It is currently uncertain that we will be able to consummate a Business Combination by this time. If our Business Combination cannot be completed prior to November 12, 2023, or upon the approval of our board of directors, February 12, 2024, we will cease operations except for the purpose of winding-up, redeem our outstanding public shares, and liquidate and dissolve unless, prior to such date, we receive an extension approval from our shareholders electing to further extend the date on which a Business Combination must be consummated.

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

Management continues its search for a target and will continue pursuing all options to complete a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not approved by the shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not approved by the shareholders, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our Financial Statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 filed on April 17, 2023 for our critical accounting policies. There have been no changes in these policies since the filing of this Form 10-K, except as follows:

On May 10, 2023, we held an Extraordinary General Meeting of shareholders (the “Extraordinary General Meeting”) at which our shareholders voted to approve, by special resolution, the proposal to amend and restate our amended and restated memorandum and articles of association (the “Second A&R M&A”), to extend the date by which we must (1) consummate the Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Class A Ordinary Shares included as part of the Units sold in the Public Offering, from May 12, 2023 to November 12, 2023, with the option to extend an additional three times by an additional month each time, at the option of our board of directors, until February 12, 2024. We estimated the aggregate fair value of the 1,000,000 Class B Ordinary Shares attributable to the Investors to be $1,671,160 or $1.67 per share. The excess of the fair value of the Class B Ordinary Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A.

Accordingly, in substance, we recognized the offering cost as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A Ordinary Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

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

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due solely to the material weakness in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of June 30, 2023 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting was identified during the fiscal quarter ended June 30, 2023 relating to the accounting for complex financial instruments and that such deficiency constituted a material weakness.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Net proceeds of $230,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $8,050,000, were deposited into the Trust Account on the Close Date and $4,600,000 of the proceeds from the sale of the Private Placement Warrants was deposited in our operating account for future working capital expenditures. We paid $4,600,000 in underwriting discounts and incurred offering costs of $498,152 related to the Public Offering. In addition, the Underwriters agreed to defer $8,050,000 in underwriting discounts, which amount will be payable when and if a business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our Class A ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final Prospectus, dated November 8, 2021, which was filed with the SEC on November 10, 2021, though the amount available has decreased as a result of redemptions.

In connection with the shareholder vote to approve the Extension Proposal in the Extraordinary General Meeting on May 10, 2023, the holders of 18,940,598 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of approximately $10.51 for an aggregate redemption amount of approximately $199.0 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

a)	None.

b)	None.

c)	Not applicable.

ITEM 6.	EXHIBITS.

No.	Description of Exhibit
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

DP CAP ACQUISITION CORP I

Date: August 14, 2023	By:	/s/ Scott Savitz
	Name:	Scott Savitz
	Title:	Chief Executive Officer and Chairman

	By:	/s/ Bruce Revzin
Date: August 14, 2023	Name:	Bruce Revzin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)