Form 10-Q
period 2023-09-30
DP Cap Acquisition Corp I
filed 2023-11-14
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	DPCSU	The Nasdaq Global Market
Class A ordinary share, $0.0001 par value	DPCS	The Nasdaq Global Market
Redeemable public warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	DPCSW	The Nasdaq Global Market

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

As of November 10, 2023, 4,059,402 Class A ordinary shares, $0.0001 par value, and 5,750,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DP CAP ACQUISITION CORP I
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DP CAP ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash	$580,237	$946,299
Prepaid expenses	43,532	208,548
Total current assets	623,769	1,154,847
Investments held in Trust Account	43,769,608	237,982,862
Total assets	$44,393,377	$239,137,709

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	62,369	$2,100
Accrued expenses	1,002,640	333,092
Total current liabilities	1,065,009	335,192
Deferred underwriting fees payable	8,050,000	8,050,000
Convertible loan from related party	4,600,000	4,600,000
Total liabilities	13,715,009	12,985,192

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 4,059,402 shares at $10.78 per share as of September 30, 2023 and 23,000,000 shares at $10.35 per share as of December 31, 2022, respectively	43,769,608	237,982,862

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 4,059,402 and 23,000,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,091,815)	(11,830,920)
Total shareholders’ deficit	(13,091,240)	(11,830,345)
Total liabilities, Class A ordinary shares subject to possible redemption, and shareholders’ deficit	$44,393,377	$239,137,709

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)

	For The Three Months Ended September 30, 2023	For The Three Months Ended September 30, 2022	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
General and administrative expenses	$287,563	$251,938	$1,260,895	$725,241
Loss from operations	(287,563)	(251,938)	(1,260,895)	(725,241)
Gain on marketable securities (net), dividends and interest, held in Trust Account	562,845	1,058,884	4,778,599	1,398,343
Net income	$275,282	$806,946	$3,517,704	$673,102
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	4,059,402	23,000,000	13,078,734	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.03	$0.03	$0.19	$0.02
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.03	$0.03	$0.19	$0.02

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)

For the three and nine months ended September 30, 2023

	Ordinary Shares		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2023	-	$-	5,750,000	$575	$-	$(11,830,920)	$(11,830,345)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(2,525,117)	(2,525,117)
Net income	-	-	-	-	-	2,167,829	2,167,829
Balance as of March 31, 2023 (unaudited)	-	$-	5,750,000	$575	$-	$(12,188,208)	$(12,187,633)
Redemption of Class A ordinary shares	-	-	-	-	-	-	-
Capital contribution made by Sponsor for non-redemption agreements	-	-	-	-	1,671,160	-	1,671,160
Cost of raising capital related to shareholder non-redemption agreements	-	-	-	-	(1,671,160)	-	(1,671,160)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,690,637)	(1,690,637)
Net income	-	-	-	-	-	1,074,593	1,074,593
Balance as of June 30, 2023 (unaudited)	-	$-	5,750,000	$575	$-	$(12,804,252)	$(12,803,677)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(562,845)	(562,845)
Net income	-	-	-	-	-	275,282	275,282
Balance as of September 30, 2023 (unaudited)	-	$-	5,750,000	$575	$-	$(13,091,815)	$(13,091,240)

For the three and nine months ended September 30, 2022

	Ordinary Shares		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	-	$-	5,750,000	$575	$-	$(10,882,763)	$(10,882,188)
Net loss	-	-	-	-	-	(128,585)	(128,585)
Balance as of March 31, 2022 (unaudited)	-	-	5,750,000	$575	$-	$(11,011,348)	$(11,010,773)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(339,459)	(339,459)
Net loss	-	-	-	-	-	(5,259)	(5,259)
Balance as of June 30, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(11,356,066)	$(11,355,491)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,058,884)	(1,058,884)
Net income	-	-	-	-	-	806,946	806,946
Balance as of September 30, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(11,608,004)	$(11,607,429)

See accompanying notes to the unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Cash Flows from Operating Activities
Net income	$3,517,704	$673,102
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(4,778,599)	(1,398,343)
Changes in operating assets and liabilities:
Prepaid expenses	165,016	174,394
Accounts payable	60,269	(49,378)
Accrued expenses	669,548	293,803
Net cash used in operating activities	(366,062)	(306,422)
Cash Flows from Investing Activities
Trust Account Withdrawal - redemption	198,991,853	-
Net cash provided by investing activities	198,991,853	-
Cash Flows from Financing Activities
Redemption of Class A shares	(198,991,853)	-
Net cash used in financing activities	(198,991,853)	-

Net decrease in cash	(366,062)	(306,422)
Cash - beginning of period	946,299	1,440,299
Cash - end of period	$580,237	$1,133,877
Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares to redemption value	$4,778,599	$1,398,343
Capital contribution from Sponsor	$1,671,160	$-
Offering cost associated with non-redemption agreement	$(1,671,160)	$-

See accompanying notes to unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the Public Offering (as defined below) and subsequent to the Public Offering, the search for a target for the Company’s Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings on investments held in Trust Account relating to the proceeds derived from the Public Offering on November 12, 2021 (“Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

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

On November 8, 2023, the Company’s board of directors approved the extension of the date by which the Company is required to complete the Business Combination until December 12, 2023 (the “Optional Extension”). See Note 11 (Subsequent Events). As a result of the approval of the Optional Extension, pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer to the Investors an aggregate of approximately 166,666 additional Class B Ordinary Shares on or promptly after the consummation of the Business Combination.

As of the date of this Quarterly Repot on Form 10-Q, the Company has not entered into any non-binding or definitive agreements with a potential Business Combination target.

On August 21, 2023, the Company received a letter (the “MVLS Letter”) from the Listing Qualifications staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires that the Company’s listed securities maintain a minimum Market Value of Listed Securities (“MVLS”) of $50 million. The MVLS Letter further provided that, pursuant to Nasdaq Listing Rule 5810(c)(3)(C), the Company is entitled to a compliance period to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A), which compliance period will expire on February 20, 2024 (the “MVLS Compliance Period”). If the Company fails to regain compliance with the continued listing standards of The Nasdaq Global Market prior to the expiration of the MVLS Compliance Period, Nasdaq will provide notice to the Company that its securities are subject to delisting. See Note 11 (Subsequent Events) for an additional Nasdaq notice received subsequent to September 30, 2023.

Liquidity and Going Concern
In connection with the assessment of going concern considerations in accordance with the FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” as a result of the Optional Extension, the Company has until December 12, 2023, with the option to extend up to February 12, 2024 to consummate a Business Combination. It is currently uncertain that the Company will be able to consummate a Business Combination by this time. If its Business Combination cannot be completed prior to December 12, 2023, with the option to extend up to February 12, 2024, the Company will cease operations except for the purpose of winding-up, redeem our then outstanding public shares, and liquidate and dissolve unless, prior to such date, the Company receives an extension approval from its shareholders and elects to further extend the date on which a Business Combination must be consummated.

As of September 30, 2023, the working capital deficit is $441,240. The Company may need to raise additional funds from its Sponsor and/or third parties  in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. The Sponsor is not under any obligation to advance additional funds to, or to invest in, the Company. If the Company is unable to raise additional funds it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by December 12, 2023, with the option to extend up to February 12, 2024, and the Company’s shareholders have not amended the Second A&R M&A to further extend the Extended Combination Period, the Company will cease operations except for the purpose of winding up, redeem its outstanding Public Shares, and liquidate and dissolve. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date these condensed financial statements are filed.

Management plans to continue its search for a target and continue pursuing all options to complete a Business Combination by December 12, 2023 and, if the Company’s board of directors approves the two additional one-month extension options, by February 12, 2024 . It is uncertain whether the Company will be able to consummate a Business Combination by December 12, 2023 or by February 12, 2024 if the two additional extension options are exercised by the board of directors, or whether the current funds that the Company has will be sufficient to consummate a Business Combination. If a Business Combination is not consummated by the applicable time period noted above, there will be a mandatory liquidation and subsequent dissolution of the Company.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 17, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

Risks and Uncertainties

Management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. See Note 1 (Liquidity and Going Concern).

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s investments consist of a portfolio of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, each with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in earnings on investments held in the Trust Account in the condensed statements of operations. As of September 30, 2023 and December 31, 2022, the majority of the Company’s investments were investments in money market funds that invest in U.S. government securities, cash, or a combination thereof.

See Note 11 (Subsequent Events) for recent change to the investments held in the Trust Account after September 30, 2023.

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

Net Income (Loss) Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of Class A Ordinary Shares outstanding during the period. The Company has not considered the effect of the Public Warrants, the Private Placement Warrants or the Sponsor Loan Warrants that the Sponsor may elect to convert into from the Sponsor Loan in the calculation of diluted income per share since the exercise of the warrants is contingent upon the occurrence of future events and, as of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into ordinary shares and then share in the Company’s earnings.

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

A reconciliation of net income (loss) per ordinary share is as follows:

	For The Three Months Ended September 30, 2023		For The Three Months Ended September 30, 2022		For The Nine Months Ended September 30, 2023		For The Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Allocation of net income	$113,919	$161,363	$645,557	$161,389	$2,443,452	$1,074,252	$538,482	$134,620
Basic and diluted weighted average shares outstanding	4,059,402	5,750,000	23,000,000	5,750,000	13,078,734	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per share	0.03	0.03	0.03	0.03	0.19	0.19	0.02	0.02

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no net deferred tax assets as of September 30, 2023.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands. The Company has reviewed for potential tax filing requirements and liabilities created by maintaining its principal office in the state of Massachusetts, United States, and has determined it has no resulting material tax obligations. As such, the Company’s tax provision was de minimis for the periods presented.

Warrants

The Company accounts for the 16,233,333 warrants issued in connection with the IPO (the 11,500,000 Public Warrants and the 4,733,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”) and ASC 480, “Distinguishing Liabilities from Equity.” Such guidance provides that because the warrants meet the criteria thereunder for equity classification, each warrant is recorded within Shareholders’ equity (deficit).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay any outstanding Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, any outstanding Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay any outstanding Working Capital Loans, but no funds held in the Trust Account would be used to repay any outstanding Working Capital Loans. Any outstanding Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2023, there were no Working Capital Loans outstanding.

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

The Founder Shares will automatically convert into Class A Ordinary Shares on a one-for-one basis (a) at any time and from time to time at the option of the holders thereof and (b) automatically on the day of the closing of the Business Combination. Notwithstanding the foregoing, in the case that additional Class A Ordinary Shares or any other equity-linked securities (as defined in the Second A&R M&A), are issued, or deemed issued, by the Company in excess of the amounts offered in the IPO and related to the closing of a Business Combination, all Founder Shares in issue shall automatically convert into Class A Ordinary Shares at the time of the closing of the Business Combination, at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate on an as-converted basis, 20% of the sum of (i) the total number of all Class A Ordinary Shares and Founder Shares issued and outstanding, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined in the Second A&R M&A) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding (x) any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in the Business Combination, and (y) the Private Placement Warrants issued to the Sponsor, any Sponsor Loan

Warrants which may be issued to the Sponsor, and any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans (as defined in Note 4). In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. The holders of a majority of the Founder Shares in issue may agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance. Prior to our Business Combination, only holders of the Founder Shares will be entitled to vote on the appointment of directors.

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing date of the Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, at the discretion of the Sponsor, upon the consummation of a Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of both September 30, 2023 and 2022, there was $4,600,000 outstanding under the Sponsor Loan.

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

At September 30, 2023, the Class A Ordinary Shares reflected in the condensed balance sheet are reconciled as follows:

	Number of Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Class A ordinary shares issuance costs	-	(12,739,238)
Fair value of Public Warrants at issuance	-	(6,900,000)

Plus:
Accretion of carrying value to redemption value	-	24,239,238
Class A ordinary shares subject to possible redemption at December 31, 2021	23,000,000	$234,600,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	-	3,382,862
Class A ordinary shares subject to possible redemption at December 31, 2022	23,000,000	$237,982,862
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	-	4,778,599
Redemption of Class A ordinary shares	(18,940,598)	(198,991,853)
Class A ordinary shares subject to possible redemption at September 30, 2023	4,059,402	$43,769,608

NOTE 8 - SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and 2022, there were no Class A Ordinary Shares issued and outstanding, excluding 4,059,402 and 23,000,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2023, 5,750,000 Class B Ordinary Shares were issued and outstanding. Up to 750,000 of Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. The underwriters’ over-allotment option was exercised in full on November 12, 2021 and forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, we had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A Ordinary Shares and holders of the Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B Ordinary Shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

As of September 30, 2023:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$43,769,608	$—	$—

As of December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$237,982,862	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine month periods ended September 30, 2023 and 2022.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than as described below.

On October 12, 2023, the Company received a letter (the “Total Holders Letter”) from the Listing Qualifications staff of Nasdaq notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires that the Company maintain a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Total Holders Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), the Total Holders Letter states that the Company has 45 calendar days, or until November 27, 2023 (the “Total Holders Compliance Date”), to submit a plan to regain compliance with the Minimum Total Holders Rule. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Total Holders Letter to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

The Company intends to submit its compliance plan by the Total Holders Compliance Date and will evaluate available options to regain compliance. However, there can be no assurance that the Company will be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or will otherwise be in compliance with other Nasdaq listing criteria.

On November 8, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company has determined to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of the Company’s Business Combination or liquidation.

On November 8, 2023, the Company’s board of directors approved the extension of the date by which the Company is required to complete the Business Combination until December 12, 2023. As a result of the approval of the Optional Extension, pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer to the Investors an aggregate of approximately 166,666 additional Class B Ordinary Shares on or promptly after the consummation of the Business Combination.

As of the date of this Quarterly Report on Form 10-Q, the Company has not entered into any non-binding or definitive agreements with any potential Business Combination target.

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

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our Public Offering on November 12, 2021. As of September 30, 2023, we had not identified any Business Combination target.

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

Upon the closing of our Public Offering, a total of $234.6 million ($10.20 per unit), comprised of $225.4 million of the proceeds from the Public Offering (which amount includes $8.05 million of the underwriter’s deferred discount), $4.6 million of the proceeds of the sale of the Private Placement Warrants and $4.6 million of the proceeds from the Sponsor Loan, were placed in a U.S.- based trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

On May 10, 2023, we held an Extraordinary General Meeting of shareholders (the “Extraordinary General Meeting”) at which our shareholders voted to approve an amendment to our amended and restated memorandum and articles of association to extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering, from May 12, 2023 to November 12, 2023, with optional additional extensions of up to three times by an additional month each time, at the option of our board of directors, until February 12, 2024. On November 8, 2023, our board of directors approved the extension of the date by which we are required to complete our Business Combination until December 12, 2023 (the “Optional Extension”).

In connection with the Extraordinary General Meeting, shareholders holding 18,940,598 Class A ordinary shares issued in our Public Offering exercised their right to redeem such shares at a per share redemption price of $10.51. As a result, approximately $199.0 million was removed from our Trust Account to pay such holders. Following the redemptions, and as of the date of this filing, we have 4,059,402 Class A ordinary shares with redemption rights outstanding.

Recent Developments

Notices of Delisting or Failure to Satisfy Continued Listing Rules or Standards

On August 21, 2023, we received a letter (the “MVLS Letter”) from the Listing Qualifications staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires that our listed securities maintain a minimum MVLS of $50 million. The Nasdaq Letter further provided that, pursuant to Nasdaq Listing Rule 5810(c)(3)(C), we are entitled to a compliance period to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A), which compliance period will expire on February 20, 2024 (the “MVLS Compliance Period”). If our MVLS is $50 million or more for a minimum of ten consecutive business days during the MVLS Compliance Period, Nasdaq will provide us written confirmation of compliance. If we fail to regain compliance with the continued listing standards of The Nasdaq Global Market prior to the expiration of the MVLS Compliance Period, Nasdaq will provide us notice that our securities are subject to delisting.

On October 12, 2023, we received a second letter (the “Total Holders Letter”) from the Nasdaq Staff of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires that we maintain a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), the Total Holders Letter states that we have 45 calendar days, or until November 27, 2023 (the “Total Holders Compliance Date”), to submit a plan to regain compliance with the Minimum Total Holders Rule. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Total Holders Letter to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Neither letters from Nasdaq has an immediate effect on the listing of our securities on the Nasdaq Global Market. We intend to actively monitor our MVLS during the MVLS Compliance Period, and may, if appropriate, evaluate available options including applying for a transfer to The Nasdaq Capital Market to resolve the deficiency and regain compliance with the MVLS requirement. We also intend to submit our compliance plan by the Total Holders Compliance Date and will evaluate available options to regain compliance with the Minimum Total Holders Rule. While we are exercising diligent efforts to maintain the listing of our securities on The Nasdaq Global Market, there can be no assurance that we will be able to regain or maintain compliance with the continued listing standards of The Nasdaq Global Market.

Liquidation of Investment Held in the Trust Account Into Cash Held in an Interest-Bearing Demand Deposit Account

On November 7, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, we have determined to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of our Business Combination or liquidation. Interest on such demand deposit account is variable and therefore such rate of interest may decrease or increase significantly. As a result, following such liquidation, we may receive less interest on the funds held in the Trust Account, which would reduce the dollar amount public shareholders would receive upon any redemption or liquidation of the Company.

Optional Extension

On November 8, 2023, our board of directors approved the Optional Extension, which extended the date by which we are required to complete our Business Combination until December 12, 2023. As a result of the approval of the Optional Extension, pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer an aggregate of approximately 166,666 additional Class B ordinary shares to the Investors on or promptly after the consummation of the Business Combination.

Results of Operations

For the three and nine months ended September 30, 2023, we had net income of $275,282 and $3,517,704, respectively, which consisted of earnings on investments held in Trust Account of $562,845 and $4,778,599, respectively, partially offset by general and administrative expenses of $287,563 and $1,260,895 (including formation expenses), respectively.

For the three and nine months ended September 30, 2022, we had net income of $806,946 and $673,102, respectively, which consisted of earnings on investments held in Trust Account of $1,058,884 and $1,398,343, respectively, partially offset by general and administrative expenses of $251,938 and $725,241 (including formation expenses), respectively.

All activity from April 8, 2021 (inception) through September 30, 2023, relates to our formation and our Public Offering and subsequent to our Public Offering, the search for a target for our Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest.

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

Our liquidity needs up to September 30, 2023 had been satisfied through (i) a payment from the Sponsor along with certain funds controlled by Data Point Capital of $25,000 to cover certain offering and formation costs in exchange for the issuance of the Founder Shares to the Sponsor and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured promissory note. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of September 30, 2023, no amounts were outstanding under the unsecured promissory note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2023, and through the date of this filling, there were no amounts outstanding under any working capital loans.

For the nine months ended September 30, 2023, net cash used in operating activities was $366,062, consisting of net income of $3,517,704, earnings on investments held in Trust Account of $4,778,599 and changes in operating assets and liabilities of $894,833.

For the nine months ended September 30, 2022, net cash used in operating activities was $306,422, consisting of net income of $673,102 and earnings on investments held in Trust Account of $1,398,343 and changes in operating assets and liabilities of $418,819.

As of September 30, 2023 and December 31, 2022, we had cash and investments held in the Trust Account of $43,769,608 and $237,982,862, respectively. We may withdraw interest earned to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023 and December 31, 2022, we had cash of $580,237 and $946,299 held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

At September 30, 2023 and at December 31, 2022, other than the $4,600,000 Sponsor Loan, we did not have other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Going Concern Considerations

In connection with the assessment of going concern considerations in accordance with the FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” as a result of the Optional Extension, we have until December 12, 2023, with the option to extend two additional times, for an additional month each time, upon approval of our board of directors, up until February 12, 2024 to consummate a Business Combination. It is currently uncertain that we will be able to consummate a Business Combination by this time. If our Business Combination cannot be completed prior to December 12, 2023, or upon the approval of our board of directors, February 12, 2024, we will cease operations except for the purpose of winding-up, redeem our new outstanding public shares, and liquidate and dissolve unless, prior to such date, we receive an extension approval from our shareholders electing to further extend the date on which a Business Combination must be consummated.

As of September 30, 2023, we have working capital deficit of $441,240. We may need to raise additional funds from our Sponsor and/or third parties in order to meet the expenditures required for operating our business. If our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. The Sponsor is not under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional funds, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If a Business Combination is not consummated by December 12, 2023, with the option to extend up to February 12, 2024, and our shareholders have not amended the Second A&R M&A to further extend the Extended Combination Period, we will cease operations except for the purpose of winding up, redeem the outstanding Public Shares, and liquidate and dissolve. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date these condensed financial statements are filed.

We continue our search for a target and will continue pursuing all options to complete a Business Combination by December 12, 2023 and, if our board of directors approves the two additional one month extension options, until February 12, 2024. It is uncertain whether we will be able to consummate a Business Combination by December 12, 2023 or by February 12, 2024 if the two additional extension options are exercised by the board of directors, or whether the current funds that we have will be sufficient to consummate a Business Combination. If a Business Combination is not consummated by the applicable time period noted above and the Public Shareholders do not otherwise approve an additional extension beyond February 12, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due to identified material weaknesses in our internal control over financial reporting identified in current and previous reporting periods, as described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of September 30, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Quarterly Report for the fiscal quarter ended June 30, 2023 as filed with the SEC on August 14, 2023, management identified a deficiency in internal control over financial reporting relating to the accounting for complex financial instruments, which constituted a material weakness. In addition, during the current reporting period management identified a deficiency in internal control over financial reporting related to the review and approval of adjustment to journal entries. As of September 30, 2023, the identified material weaknesses in our internal controls over financial reporting have not yet been remediated.

Remediation Plan

Management plans to remediate the material weaknesses by 1) incorporating additional controls and procedures over the review of complex financial instrument valuations, 2) increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications and 3) incorporating additional procedures over the review of the general ledger and the review and approval of adjustment to journal entries. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

Except for the remediation plan in connection with the material weaknesses described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, other than as set forth below:

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our Business Combination. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and share price levels, such as a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 total holders). Additionally, our Units will not be traded after completion of our Business Combination and, in connection with our Business Combination, we will be required to demonstrate compliance with Nasdaq initial listing requirements, which are more rigorous than Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $4 million and we would be required to have a minimum of 300 round lot holders of our unrestricted securities (with at least 50% of such round-lot holders holding unrestricted securities with a market value of at least $2,500). We may not be able to meet those listing requirements at that time, especially given the redemptions made in connection with the Extension Proposal and if there are a significant number of redemptions in connection with our Business Combination.

On August 21, 2023, we received the MVLS Letter from the Nasdaq Staff notifying us that that we are not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires that our listed securities maintain a minimum MVLS of $50 million. The MVLS Letter further provided that, pursuant to Nasdaq Listing Rule 5810(c)(3)(C), we are entitled to the MVLS Compliance Period until February 20, 2024 to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A). If our MVLS is $50 million or more for a minimum of ten consecutive business days during the MVLS Compliance Period, Nasdaq will provide us written confirmation of compliance. If we fail to regain compliance with the continued listing standards of The Nasdaq Global Market prior to the expiration of the MVLS Compliance Period, Nasdaq will provide us notice that our securities are subject to delisting.

On October 12, 2023, we received the Total Holders Letter from the Nasdaq Staff notifying us that we are not in compliance with the Minimum Total Holders Rule, which requires that we maintain a minimum of 400 total holders for continued listing on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), the Total Holders Letter states that we have until the Total Holders Compliance Date, or, November 27, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Total Holders Letter to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

We intend to actively monitor our MVLS during the Compliance Period, and may, if appropriate, evaluate available options including applying for a transfer to The Nasdaq Capital Market to resolve the deficiency and regain compliance with the MVLS requirement. We also intend to submit our compliance plan by the Total Holders Compliance Date and will evaluate available options to regain compliance with the Minimum Total Holders Rule. While we are exercising diligent efforts to maintain the listing of our securities on The Nasdaq Global Market, there can be no assurance that we will be able to regain or maintain compliance with the continued listing standards of The Nasdaq Global Market.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and Public Warrants are listed on Nasdaq, our Units, Class A ordinary shares and Public Warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

We have identified material weaknesses in our internal controls over financial reporting. The material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Quarterly Report for the fiscal quarter ended June 30, 2023, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. During the current reporting period ended September 30, 2023, we identified an additional material weakness in internal control over financial reporting related to the review and approval of adjusting journal entries. As a result of the identified material weaknesses, our management concluded that our internal controls over financial reporting was not effective as of September 30, 2023.

To respond to the material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal controls over financial reporting. Our plans at this time include incorporating additional controls and procedures over the review of complex financial instrument valuations, increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications and incorporating additional procedures over the review of the general ledger and the review and approval of adjustment to journal entries. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

DP CAP ACQUISITION CORP I

Date: November 14, 2023	By:	/s/ Scott Savitz
	Name:	Scott Savitz
	Title:	Chief Executive Officer and Chairman

	By:	/s/ Bruce Revzin
Date: November 14, 2023	Name:	Bruce Revzin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)