Form 10-K
period 2023-12-31
DP Cap Acquisition Corp I
filed 2024-03-29
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $42,826,691 (based on the closing price of the registrant’s Class A ordinary shares on that date as reported on Nasdaq).

As of March 25, 2024, there were 7,249,997 of the Registrant’s Class A ordinary shares, par value $0.0001 per share, and 3 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for this fiscal year ended December 31, 2023 contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our ability to identify and select a business combination target, our ability to successfully enter into and complete a business combination and our business strategy and plan, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “would” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Summary of Risk Factors” and “Risk Factors” each under Item 1A. of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II, and elsewhere in this Annual Report on Form 10-K. Many of the risks and factors that will determine these results and shareholders’ value are beyond our ability to control or predict.

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

On May 13, 2021, Data Point Capital III, LP, Data Point Capital III-Q, LP (together with Data Point Capital III, LP, the “Funds”) and our Sponsor purchased an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. At December 31, 2023, our Sponsor and the Funds (collectively, the “Initial Shareholders”) held, collectively, 5,750,000 Founder Shares.

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

Simultaneously with the closing of the Public Offering, we completed the private sale of an aggregate of 4,733,333 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), each exercisable to purchase one Class A ordinary share for $11.50 per share, subject to adjustment, to our Sponsor, at a price of $1.50 per Private Placement Warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that we have an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the Class A ordinary shares issuable upon the exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Public Warrants on a cashless basis under certain circumstances as a result of our failure to have an effective registration statement by the 60th business day after the closing of the Business Combination), and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if we do not complete a Business Combination by November 12, 2024 or during any Extension Period (as defined below), the Warrants will expire at the end of such period.

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

On December 23, 2021, we announced that the holders of our Units may elect to separately trade the Class A ordinary shares and Public Warrants included in the Units commencing on December 30, 2021 on The Nasdaq Global Market  under the symbols “DPCS” and “DPCSW,” respectively. Those Units not separated will continue to trade on Nasdaq under the symbol “DPCSU.” See “—Recent Developments” below regarding a transfer of the listing of our Units, Class A ordinary shares and Public Warrants from The Nasdaq Global Market to The Nasdaq Capital Market.

On May 5, 2023, certain of our unaffiliated investors (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with the Sponsor, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,000,000 previously-held Class A ordinary shares (the “Investor Shares”) in connection with the First Extension (as defined below) and (ii) vote the Investor Shares in favor of the First Extension. In exchange for these commitments from the Investors, the Sponsor has agreed to transfer to the Investors (i) an aggregate of up to 1,000,000 Class B ordinary shares in connection with an extension until November 12, 2023 and (ii) to the extent our board of directors agrees to further extend the date up to three times by an additional month each time until February 12, 2024 to consummate its Business Combination, an aggregate of up to 1,500,000 Class B ordinary shares, which includes the Class B ordinary shares referred to in clause (i), in each case, on or promptly after the consummation of the Business Combination.

On May 10, 2023, we held an extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date (the “Extension Date”) by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering, from May 12, 2023 to November 12, 2023, with up to three optional additional extensions by an additional month each time, at the option of our board of directors, until February 12, 2024 (the “First Extension”). In connection with the First Extension, shareholders holding 18,940,598 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of $10.51. As a result, approximately $199.0 million was removed from our Trust Account to pay such holders.

On November 8, 2023, our board of directors approved the extension of the date by which we are required to complete our Business Combination until December 12, 2023. On December 8, 2023, our board of directors approved the extension of the date by which we are required to complete our Business Combination until December 12, 2023. On January 8, 2024, our board of directors approved the extension of the date by which we are required to complete our Business Combination until February 12, 2024.

On November 7, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, we entered into an amendment to the investment management trust agreement by and between the Company and Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account (“Continental”), to allow for Continental to hold all funds in the Trust Account uninvested or in cash in an interest-bearing bank demand deposit account. On the same day, we instructed Continental to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of our Business Combination or liquidation. Interest on such demand deposit account is variable and therefore such rate of interest may decrease or increase significantly. As a result, following such liquidation, we may receive less interest on the funds held in the Trust Account, which would reduce the dollar amount public shareholders would receive upon any redemption or liquidation of the Company.

As of the date of this Annual Report on Form 10-K, we have not identified a Business Combination target.

Recent Developments

Second Extraordinary General Meeting

On February 8, 2024, we held a second extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, a proposal to amend and restate the Company’s second amended and restated memorandum and articles of association to extend the Extension Date from February 12, 2024 to November 12, 2024 (the “Second Extension”). In connection with the Second Extension, holders of additional 2,559,402 Class A ordinary shares properly exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $10.96 per share. As a result, an aggregate of approximately $28 million was removed from our Trust Account to pay such holders. Following this redemption, we had 1,500,000 Class A ordinary shares with redemption rights outstanding, and approximately $16.4 million remained in the Trust Account.

In connection with the approval of the Second Extension, the Sponsor has agreed to deposit on a monthly basis, or pro rata portion thereof if less than a month, $49,500 into our Trust Account for the benefit of our public shareholders (the “Extension Deposit”), until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve a Business Combination and (ii) November 12, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of our board of directors). The Sponsor made the first Extension Deposit on February 12, 2024 and the second Extension Deposit on March 12, 2024.

Pursuant to the terms of the third amended and restated memorandum and articles of association, on February 9, 2024, the Initial Shareholders elected to convert an aggregate of 5,749,997 Founder Shares on a one-for-one basis into Class A ordinary shares (such shares, the “Converted Shares”). The Initial Shareholders will not have any redemption rights or be entitled to liquidating distributions from the Trust Account in connection with the Converted Shares if we fail to consummate a Business Combination, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by and between the Initial Shareholders and us in connection with our Public Offering. Following such conversion, and as a result of the redemptions described above, as of March 25, 2024, we have an aggregate of 7,249,997 Class A ordinary shares issued and outstanding, of which 1,500,000 Class A ordinary shares issued and outstanding are with redemption rights, and three Founder Shares issued and outstanding.

Application for Transfer to The Nasdaq Capital Market

On August 21, 2023, we received a letter from the Listing Qualifications staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires that our listed securities maintain a minimum Market Value of Listed Securities (“MVLS”) of $50 million (the “MVLS Rule”). Subsequently on March 11, 2024, the Nasdaq Staff notified us that we have regained compliance with the MVLS Rule. On October 12, 2023, we received a second letter from the Nasdaq Staff notifying us that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires that the Company maintain a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). To resolve the deficiencies and regain compliance with the Nasdaq continued listing requirements, we submitted an application to Nasdaq for a transfer of the listing of our Units, Class A ordinary shares and Public Warrants from The Nasdaq Global Market to The Nasdaq Capital Market on January 24, 2024 (the "Transfer Application"). On March 26, 2024, the Nasdaq Staff notified us that our Transfer Application has been approved, and that our Units, Class A ordinary shares and Public Warrants will be transferred from The Nasdaq Global Market to The Nasdaq Capital Market at the opening of business on April 4, 2024.

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

Summary of Risk Factors

Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K, including, but not limited to the following:

•	We have no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

•	We may not be able to consummate a Business Combination before November 12, 2024 or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•	If we have not completed our Business Combination by November 12, 2024, unless otherwise extended, our public shareholders may be forced to wait beyond such date before redemption proceeds from our Trust Account become available.

•	Our shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public shareholders do not support such a combination.

•	Our Initial Shareholders will be able to approve the Business Combination, regardless of how our public shareholders vote.

•	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

•	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a Business Combination with a target.

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•	The net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until November 12, 2024, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our Business Combination.

•	The requirement that we consummate a Business Combination by November 12, 2024 may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

•	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the ongoing military conflicts and other geopolitical uncertainties.

•	Increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

•	Our Sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase public shares or Warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

•	If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Business Combination. If we have not consummated our Business Combination by November 12, 2024, unless otherwise extended, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

•	You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

•	The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Our Initial Shareholders have a controlling interest in us and thus may exert control over actions requiring a shareholder vote, potentially in a manner that you do not support.

•
We have identified material weaknesses in our internal controls over financial reporting. The material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•	The funds in the Trust Account are currently held in cash in an interest-bearing account, and interest rate can vary significantly, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.20 per share.

•	Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Business Combination.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	Our registered independent public accountants have included an explanatory paragraph on our ability to continue as a going concern in their report of registered independent public accounting firm.

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

We are a blank check company established under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses or assets. We have not yet selected our business combination target and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

We may not be able to consummate a Business Combination before November 12, 2024 or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate a Business Combination before November 12, 2024. Our ability to complete our Business Combination is dependent on a variety of factors, many of which are beyond our control, such as the due diligence and negotiation process with a Business Combination target, review process of the U.S. Securities and Exchange Commission of any Business Combination, the stock exchange listing process, general market conditions, volatility in the capital and debt markets, conflict and the other risks described herein. The  decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, global macroeconomic conditions including heightened inflation and other geopolitical events (such as current or anticipated military conflict, including between Russia and Ukraine and the armed conflicts in the Middle East, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. Although we are required to offer shareholders redemption rights in connection with any shareholder vote to approve a Business Combination, or if we seek to extend the date by which we are required to complete our Business Combination at an extraordinary general meeting of shareholders to vote upon an amendment to our third amended and restated memorandum and articles of association for such extension (an “Extension”), and such extension period, the “Extension Period,” there may be no extraordinary general meeting of shareholders to vote upon our Business Combination or an Extension before November 12, 2024, the date by which we are required to complete our Business Combination or be forced to liquidate. Even if our Business Combination or an Extension is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate our Business Combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment, except through sales of our securities on the open market. The price of our securities may be volatile, and there can be no assurance that shareholders will be able to dispose of our securities at favorable prices, or at all.

If we have not completed our Business Combination by November 12, 2024, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Due to certain provisions of the Companies Law, investors may be forced to wait beyond the prescribed time frame before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. In such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If we have not completed our Business Combination by November 12, 2024, unless otherwise extended, our public shareholders may be forced to wait beyond such date before redemption proceeds from our Trust Account become available.

If we have not completed our Business Combination by November 12, 2024, unless otherwise extended, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public share from the Trust Account will be effected automatically by function of our third amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond November 12, 2024 (or at end of any Extension Period) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our Business Combination and do not amend certain provisions of our third amended and restated memorandum and articles of association. Our third amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Initial Shareholders will be able to approve the Business Combination regardless of how our public shareholders vote.

Our third amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. Our Initial Shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any public shares held by them in favor of our Business Combination. As a result, given that our Initial Shareholders own approximately 79% of our outstanding ordinary shares, we don’t need any additional public shares voted in favor of a Business Combination in order to have our Business Combination approved.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

The Initial Shareholders will be able to approve the Business Combination without favorable votes from any public shareholders. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time set forth in the documents mailed to our public shareholders in which we describe our Business Combination in connection with the shareholder meeting held for the purpose of voting on whether to approve the Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. As of March 19, 2024, we had approximately $16.6 million in our Trust Account. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, may not be able to consummate the Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination with us. If we are able to consummate a Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay, among other fees, the deferred underwriting commissions owed by us in connection with our Public Offering.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

In connection with the First Extension and the Second Extension, shareholders holding an aggregate of 21,500,000 Class A ordinary shares exercised their redemption rights, and an aggregate of approximately $227 million has been removed from our Trust Account. In connection with the First Extension Meeting, our Sponsor entered into a number of non-redemption agreements with certain of our existing shareholders. Pursuant to such agreements, our Sponsor has agreed to transfer a number of its existing Founder Shares at the time of consummation of the Business Combination in connection with such holders agreeing (i) not to redeem their public shares in connection with the First Extension Meeting and (ii) voting in favor of the proposals presented at the First Extension Meeting. At the time we enter into an agreement for our Business Combination, we will not know how many shareholders may exercise their redemption rights in connection with the shareholder meeting to vote to approve a Business Combination, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances and/or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in the Trust Account will reflect our obligation to pay, among other fees, the entire deferred underwriting commissions.

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

The net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until November 12, 2024, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our Business Combination.

Of the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan, only approximately $409,643 as of December 31, 2023 was available to us outside the Trust Account to fund our working capital requirements, and we have a working capital deficit of $692,819. As a result, we will need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Of the funds currently available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we will need to seek additional funds to continue searching for, or conduct due diligence with respect to, a target business.

If we have not consummated our Business Combination before November 12, 2024 or the end of any Extension Period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our Warrants will expire worthless. See also “—Our registered independent public accountants have included an explanatory paragraph on our ability to continue as a going concern in their report of registered independent public accounting firm” and “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

The requirement that we consummate a Business Combination before November 12, 2024 may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate a Business Combination by November 12, 2024, unless otherwise extended. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the end of the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

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

In the event that our Sponsor, directors, executive officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) reduce the number of public shares tendered for redemption in order to maximize the amount of cash held in the Trust Account, (2) reduce the number of Public Warrants outstanding or vote such Public Warrants on any matters submitted to the public warrant holders for approval in connection with our Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our third amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Business Combination. If we have not consummated our Business Combination by November 12, 2024, unless otherwise extended, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We have encountered, and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. They may have longer periods to complete a business combination, bigger shareholder base and more funds in their trust accounts and more working capital available for the completion of a business combination. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Given the limited funds we have in our Trust Account and as working capital, and given the limited time we have to complete a Business Combination by November 12, 2024, unless otherwise extended, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our Business Combination by November 12, 2024, unless otherwise extended, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; and increase the potential liability of certain participants in proposed business combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act of 1940, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules and related guidance may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

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

We do not believe that our principal activities subject us to the Investment Company Act. In order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, we have been holding the funds in our Trust Account in cash in an interest bearing demand account since November 7, 2023. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our third amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by November 12, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing a Business Combination by November 12, 2024, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our third amended and restated memorandum and articles of association, be permitted to effectuate our Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units, Class A ordinary shares or Public Warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to certain limitations, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our third amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by November 12, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not completed our Business Combination by November 12, 2024, subject to applicable law and as further described herein. Public shareholders who elect to have their Class A ordinary shares redeemed in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if we have not completed our Business Combination by November 12 ,2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants do not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and Public Warrants are currently listed on The Nasdaq Global Market, and we submitted an application to Nasdaq for a transfer of the listing of our Units, Class A ordinary shares and Public Warrants from The Nasdaq Global Market to The Nasdaq Capital Market on January 24, 2024. Although we believe we currently meet the minimum continued listing standards of The Nasdaq Capital Market set forth in the Nasdaq listing standards, our securities may not be listed on the Nasdaq in the future or prior to our Business Combination. In order to continue listing our securities on the Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and share price levels, such as a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, our Units will not be traded after completion of our Business Combination and, in connection with our Business Combination, we will be required to demonstrate compliance with the Nasdaq initial listing requirements, which are more rigorous than the Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq. We may not be able to meet the Nasdaq initial listing requirements at that time, especially if there are a significant number of redemptions in connection with our Business Combination.

On August 21, 2023, we received the MVLS Letter from the Nasdaq Staff notifying us that we are not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires that our listed securities maintain a minimum MVLS of $50 million (the “MVLS Rule”). Subsequently on March 11, 2024, the Nasdaq Staff notified us that we have regained compliance with the MVLS Rule. On October 12, 2023, we received the Total Holders Letter from the Nasdaq Staff notifying us that we are not in compliance with the Minimum Total Holders Rule, which requires that we maintain a minimum of 400 total holders for continued listing on the Nasdaq Global Market. To resolve the deficiencies and regain compliance with the Nasdaq continued listing requirements, we submitted an application to Nasdaq for a transfer of the listing of our Units, Class A ordinary shares and Public Warrants from The Nasdaq Global Market to The Nasdaq Capital Market on January 24, 2024 (the "Transfer Application"). On March 26, 2024, the Nasdaq Staff notified us that our Transfer Application has been approved, and that our Units, Class A ordinary shares and Public Warrants will be transferred from The Nasdaq Global Market to The Nasdaq Capital Market at the opening of business on April 4, 2024.

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

Our Initial Shareholders have a controlling interest in us and thus may exert control over actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Initial Shareholders own approximately 79% of our issued and outstanding ordinary shares. Accordingly, they may exert control over actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our third amended and restated memorandum and articles of association. Our third amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the Public Offering and of the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our Business Combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Founder Shares. Our Sponsor and its permitted transferees, if any, who, together with the Funds, collectively beneficially own approximately 79% of our issued and outstanding ordinary shares, will participate in any vote to amend our third amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our third amended and restated memorandum and articles of association which govern our pre-business combination behavior without the support from any public shareholders, even if you do not agree with such amendment. Our shareholders may pursue remedies against us for any breach of our third amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by November 12, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Initial Shareholders, because of their ownership position, will control the outcome, as only holders of our Founder Shares will have the right to vote on the appointment of directors and to remove directors prior to our Business Combination. In addition, the Founder Shares, all of which are held by our Initial Shareholders, will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), entitle the holders to ten votes for every Founder Share. This provision of our third amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds of our ordinary shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our Sponsor.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the sale of the Private Placement Warrants are intended to be used to complete a Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because, at the time of our Public Offering, we had net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if our Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our Business Combination by November 12, 2024, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

The funds in the Trust Account are currently held in cash in an interest-bearing account, and interest rate can vary significantly, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.20 per share.

On November 7, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of our Business Combination or liquidation. Interest on such demand deposit account is variable and therefore such rate of interest may decrease or increase significantly. As a result, following such liquidation, we may receive less interest on the funds held in the Trust Account, which would reduce the dollar amount public shareholders would receive upon any redemption or liquidation of the Company, which may be reduced below $10.20 per share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the funds in the Trust Account, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.20 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate a Business Combination. Since we had a working capital deficit of $692,819 as of December 31, 2023, we won’t have sufficient funds to indemnify our officers and directors unless we are able to secure additional funding from our Sponsor, its affiliates or other third parties. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

The grant of registration rights to our Sponsor and to our shareholders who executed non-redemption agreements in connection with our First Extension Meeting may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

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

In addition, in connection with the First Extension Meeting, our Sponsor entered into a number of non-redemption agreements with certain of our existing shareholders. Pursuant to such agreements, our Sponsor has agreed to transfer a number of its existing Founder Shares at the time of consummation of the Business Combination in connection with such holders agreeing (i) not to redeem their public shares in connection with the First Extension Meeting and (ii) voting in favor of the proposals presented at the First Extension Meeting. In connection with the transfer of such Founder Shares, we agreed to register for resale such shares transferred to those certain shareholders following the consummation of the Business Combination.

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

Our third amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our Business Combination even though a substantial majority or all of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, and any such condition is not waived, we will not complete the Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our third amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our Business Combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our third amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our third amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by November 12, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Public Offering, we would register, or seek an exemption from registration for, the affected securities.

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

Our Warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our Business Combination.

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

Risks Relating to our Sponsor and Management Team

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Business Combination.

On May 13, 2021, our Sponsor and the Funds paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 5,750,000 Founder Shares. Prior to the initial investment in the company of $25,000 by the Sponsor and the Funds, we had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to us by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete a Business Combination. In addition, our Sponsor purchased an aggregate of 4,733,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per whole share, subject to adjustment, at a price of $1.50 per Private Placement Warrant, or $7,100,000 in the aggregate, in a private placement that closed simultaneously with the closing of the Public Offering. Additionally, simultaneously with the closing of the Public Offering, the Sponsor loaned us $4.6 million at no interest. The Sponsor Loan may be converted into Sponsor Loan Warrants at the discretion of the Sponsor. The Sponsor Loan Warrants, if issued, would be identical to the Private Placement Warrants. If we do not consummate a Business Combination by November 12, 2024, unless otherwise extended, the Private Placement Warrants and the Sponsor Loan Warrants, if any, will expire worthless. In connection with the First Extension Meeting, our Sponsor entered into a number of non-redemption agreements with certain of our existing shareholders. Pursuant to such agreements, our Sponsor has agreed to transfer a number of its existing Founder Shares at the time of consummation of the Business Combination in connection with such holders agreeing (i) not to redeem their public shares in connection with the First Extension Meeting and (ii) voting in favor of the proposals presented at the First Extension Meeting. On February 9, 2024, the Initial Shareholders elected to convert an aggregate of 5,749,997 Founder Shares on a one-for-one basis into Class A ordinary shares. The Initial Shareholders will not have any redemption rights or be entitled to liquidating distributions from the Trust Account in connection with the Converted Shares if we fail to consummate a Business Combination, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by and between the Initial Shareholders and us in connection with our Public Offering. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing a Business Combination and influencing the operation of the business following the Business Combination.

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

General Risk Factors

We may issue additional Class A ordinary shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our third amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our third amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March 15, 2024, there are 177,000,000 and 14,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate a Business Combination) at the time of our Business Combination or earlier at the option of the holders thereof as described herein and in our third amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the Warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions as set forth herein. However, our third amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of a Business Combination. These provisions of our third amended and restated memorandum and articles of association, like all provisions of our third amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. We expect that we were a PFIC for our taxable year ending December 31, 2023 and, although our PFIC status will not be determinable until the end of the taxable year, we are likely to be a PFIC for our current taxable year. If we determine we are a PFIC for any taxable year prior to the time we effect a Business Combination, we currently intend to endeavor to provide to a U.S. Holder, upon written request, such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and final Treasury Regulations provide that such election would be unavailable with respect to our warrants. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

Our registered independent public accountants have included an explanatory paragraph on our ability to continue as a going concern in their report of registered independent public accounting firm.

We have until November 12, 2024 to consummate a Business Combination. It is currently uncertain that we will be able to consummate a Business Combination by this time. If our Business Combination cannot be completed prior to November 12, 2024, we will cease operations except for the purpose of winding-up, redeem our outstanding public shares, and liquidate and dissolve unless, prior to such date, we receive an extension approval from our shareholders and elect to extend the date on which a Business Combination must be consummated.

As of December 31, 2023, we had $409,643 in cash held outside of the Trust Account for our working capital needs and a working capital deficit of $692,819. We expect to incur significant costs in pursuit of our acquisition plans, and the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until November 12, 2024. The Company will likely depend on loans from our Sponsor, its affiliates or members of the management team and/or third parties to fund our search and to complete a Business Combination. Further, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, we will need even more funds available to operate our business prior to our Business Combination.  If we have not completed our Business Combination by November 12, 2024 or the end of any Extension Period because we do not have sufficient funds available to us or otherwise, we will be forced to cease operations and liquidate the Trust Account. These factors, among others, raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this Annual Report on Form 10-K.

As more fully described in the report of registered independent public accounting firm preceding the financial statements included elsewhere in this Annual Report on Form 10-K, our independent auditors have included an explanatory paragraph regarding our ability to continue as a going concern and noting that the financial statements included elsewhere in this Annual Report have been prepared assuming that we will continue as a going concern and the financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

As previously disclosed in our Quarterly Report for the fiscal quarter ended September 30, 2023, we identified  material weaknesses in our internal control over financial reporting related to the accounting for complex financial instruments and the review and approval of adjusting journal entries. As a result of the identified material weaknesses, our management concluded that our internal controls over financial reporting was not effective as of December 31, 2023.

To respond to the material weaknesses, we plan to devote significant effort and resources to the remediation and improvement of our internal controls over financial reporting before November 12, 2024. Our plans at this time include incorporating additional controls and procedures over the review of complex financial instrument valuations, increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications and incorporating additional procedures over the review of the general ledger and the review and approval of adjustment to journal entries. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Our corporate affairs will be governed by our third amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Provisions in our third amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our third amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our Business Combination only holders of our Class B ordinary shares, which have been issued to our Sponsor and the Funds, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss. See also “Item 1.C. Cybersecurity” for additional information on our cybersecurity risk management, strategy and governance.

Our search for a business combination, and any target business with which we ultimately consummate a  Business Combination, may be materially adversely affected by the ongoing military conflicts and other geopolitical uncertainties.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and effect the stability of the Middle East region. It is unknown how long the disruptions will continue and whether such disruption will become more severe. The impact of the conflict on the world economy is not determinable as of the date of the filing of this Annual Report on Form 10-K.

The situation is rapidly evolving as a result of the conflicts in Ukraine and in the Middle East, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our ability to search for a business combination or finance such business combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate a Business Combination may be materially adversely affected.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

As of March 15, 2024, our Initial Shareholders own approximately 79% of our outstanding ordinary shares. As a result, we are considered a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole activity has been identifying and evaluating suitable acquisition transaction candidates. As noted in Item 1A. Risk Factors of this Form 10-K, cybersecurity attacks or other information security incidents relating to the information systems and infrastructure that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. While we have not adopted formal processes for assessing cybersecurity risk and we have no company personnel or processes of our own for this purpose, we rely upon the technology of third parties, and we depend upon the personnel and the processes of third parties to identify and protect against cybersecurity threats. Our board of directors is responsible for the oversight of risks from cybersecurity threats, and in fiscal year 2023, we did not identify any cybersecurity threats that have materially affected our business strategy, results of operations, or financial condition.

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

(b)	Holders

At March 15, 2024 there was 1 holder of record of our Units, 4 holder of record of our separately traded Class A ordinary shares, 3 holders of record of our Class B ordinary shares and 2 holders of record of our separately traded Public Warrants.

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

In connection with the First Extension adopted at the First Extraordinary General Meeting held on May 10, 2023, we paid approximately $199.0 million in redemption proceeds to shareholders holding 18,940,598 Class A ordinary shares who exercised their right to redeem such shares at a per share redemption price of $10.51.

In connection with the Second Extension adopted at the Second Extraordinary General Meeting held on February 8, 2024, we paid approximately $28 million in redemption proceeds to shareholders holding 2,559,402 Class A ordinary shares who exercised their right to redeem such shares at a per share redemption price of $10.96.

Other than as described above, there has been no material change in the planned use of proceeds from the Public Offering as described in our final Prospectus, dated November 8, 2021, which was filed with the SEC on November 10, 2021.

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

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our Public Offering on November 12, 2021. As of December 31, 2023 and as of the date of this Annual Report, we had not identified any Business Combination target.

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

If we are unable to complete a Business Combination by November 12, 2024, and our shareholders have not amended our third amended and restated memorandum and articles of association (the "Third A&R M&A") to extend the combination period,  we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (if any) (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On May 5, 2023, certain of our unaffiliated investors (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with the Sponsor, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,000,000 previously-held Class A ordinary shares (the “Investor Shares”) in connection with the First Extension (as defined below) and (ii) vote the Investor Shares in favor of the First Extension. In exchange for these commitments from the Investors, the Sponsor has agreed to transfer to the Investors (i) an aggregate of up to 1,000,000 Class B ordinary shares in connection with an extension until November 12, 2023 and (ii) to the extent our board of directors agrees to further extend the date up to three times by an additional month each time until February 12, 2024 to consummate its Business Combination, an aggregate of up to 1,500,000 Class B ordinary shares, which includes the Class B ordinary shares referred to in clause (i), in each case, on or promptly after the consummation of the Business Combination.

On May 10, 2023, we held an extraordinary general meeting of shareholders (the “First Extraordinary General Meeting”) at which our shareholders voted to approve to amend and restate our amended and restated memorandum and articles of association to extend the date (the “Extension Date”) by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering, from May 12, 2023 to November 12, 2023, with optional additional extensions of up to three times by an additional month each time, at the option of our board of directors, until February 12, 2024 (the “First Extension”).

In connection with the First Extension, shareholders holding 18,940,598 Class A ordinary shares issued in our Public Offering exercised their right to redeem such shares at a per share redemption price of $10.51. As a result, approximately $199.0 million was removed from our Trust Account to pay such holders. Following these redemptions, we had 4,059,402 Class A ordinary shares with redemption rights outstanding.

On November 8, 2023, our board of directors approved the extension of the date by which we are required to complete our Business Combination until December 12, 2023. On December 8, 2023, our board of directors approved the extension of the date by which we are required to complete our Business Combination until January 12, 2024. On January 8, 2024, our board of directors approved the extension of the date by which we are required to complete our Business Combination until February 12, 2024.

Recent Developments

Second Extraordinary General Meeting

On February 8, 2024, we held a second extraordinary general meeting of shareholders (“Second Extraordinary General Meeting”) at which our shareholders approved, by special resolution, a proposal to amend and restate the Company’s second amended and restated memorandum and articles of association to extend the Extension Date from February 12, 2024 to November 12, 2024 (the “Second Extension”). In connection with the Second Extension, the holders of additional 2,559,402 Class A ordinary shares properly exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $10.96 per share. As a result, an aggregate of approximately $28 million was removed from our Trust Account to pay such holders. Following these redemptions, we had 1,500,000 Class A ordinary shares with redemption rights outstanding and approximately $16.4 million in our Trust Account.

In connection with the approval of the Second Extension, the Sponsor has agreed to deposit on a monthly basis, or pro rata portion thereof if less than a month, $49,500 into our Trust Account for the benefit of our public shareholders (the “Extension Deposit”), until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve a Business Combination and (ii) November 12, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of our board of directors). The Sponsor made the first Extension Deposit on February 12, 2024 and the second Extension Deposit on March 12, 2024.

Pursuant to the terms of the Third A&R M&A, on February 9, 2024, the Initial Shareholders elected to convert an aggregate of 5,749,997 Founder Shares on a one-for-one basis into Class A ordinary shares (such shares, the “Converted Shares”). The Initial Shareholders will not have any redemption rights or be entitled to liquidating distributions from the Trust Account in connection with the Converted Shares if we fail to consummate a Business Combination, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by and between the Initial Shareholders and us in connection with our Public Offering. Following such conversion, and as a result of the redemptions described above, as of March 15, 2024, we have an aggregate of 7,249,997 Class A ordinary shares issued and outstanding, of which 1,500,000 Class A ordinary shares issued and outstanding are with redemption rights, and three Founder Shares issued and outstanding.

Application for Transfer to The Nasdaq Capital Market

On August 21, 2023, we received a letter from the Listing Qualifications staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires that our listed securities maintain a minimum Market Value of Listed Securities (“MVLS”) of $50 million (the “MVLS Rule”). Subsequently on March 11, 2024, the Nasdaq Staff notified us that we have regained compliance with the MVLS Rule. On October 12, 2023, we received a second letter from the Nasdaq Staff notifying us that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires that we maintain a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). To resolve the deficiencies and regain compliance with the Nasdaq continued listing requirements, we submitted an application to Nasdaq for a transfer from The Nasdaq Global Market to The Nasdaq Capital Market on January 24, 2024 (the "Transfer Application"). On March 26, 2024, the Nasdaq Staff notified us that the Transfer Application has been approved, and that the Units, Class A Ordinary Shares and Public Warrants will be transferred from The Nasdaq Global Market to The Nasdaq Capital Market at the opening of business on April 4, 2024.

Results of Operations

For the year ended December 31, 2023, we had net income of $3,786,635, which consisted of earnings on cash (investments) held in trust of $5,299,109, partially offset by general and administrative expenses of $1,512,474. General and administrative expenses increased by $564,317 for the year ended December 31, 2023 mainly due to increases in legal expenses and additional fees paid to third party service providers.

For the year ended December 31, 2022, we had net income of $2,434,705, which consisted of earnings on cash (investments) held in trust of $3,382,862, partially offset by general and administrative expenses of $948,157.

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

Our liquidity needs up to December 31, 2023 had been satisfied through (i) a payment from the Sponsor along with certain funds controlled by Data Point Capital of $25,000 to cover certain offering and formation costs in exchange for the issuance of the Founder Shares to the Sponsor and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured promissory note. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of December 31, 2023, no amounts were outstanding under the unsecured promissory note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2023, and through the date of this filling, there were no amounts outstanding under any working capital loans.

For the year ended December 31, 2023, cash used in operating activities was $536,656, consisting of net income of $3,786,635, earnings on cash (investments) held in trust of $5,299,109 of and changes in operating assets and liabilities of $975,818, primarily due to an increase in accrued expenses.

For the year ended December 31, 2022, cash used in operating activities was $494,000, consisting of net income of 2,434,705, earnings on investments held in trust of $3,382,862 and changes in operating assets and liabilities of $454,157.

As of December 31, 2023 and 2022, we had cash and/or investments held in the Trust Account of $44,290,118 and $237,982,862, respectively. At the Second Extraordinary General Meeting held on February 8, 2024, in connection with the Second Extension, holders of additional 2,559,402 Class A ordinary shares properly exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $10.96 per share. As a result, an aggregate of approximately $28 million was removed from our Trust Account to pay such holders. As of March 19, 2024, we had cash held in the Trust Account of $16,631,085. We may withdraw interest earned to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023 and 2022, we had cash of $409,643 and $946,299 held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. Additionally, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our then outstanding public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

At December 31, 2023 and 2022, other than the $4,600,000 Sponsor Loan, we did not have other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Going Concern Considerations:

We have until November 12, 2024 to consummate a Business Combination. It is currently uncertain that we will be able to consummate a Business Combination by this time. If our Business Combination cannot be completed prior to November 12, 2024, we will cease operations except for the purpose of winding-up, redeem our outstanding public shares, and liquidate and dissolve unless, prior to such date, we receive an extension approval from our shareholders and elect to extend the date on which a Business Combination must be consummated.

As of December 31, 2023, we had $409,623 in cash outside of the Trust Account for our working capital needs and a working capital deficit of $692,819. We expect to incur significant costs in pursuit of our acquisition plans and the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until November 12, 2024. The Company will likely depend on loans from our Sponsor, its affiliates or members of the management team and/or third parties to fund our search and to complete a Business Combination. Further, if our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. The Sponsor is not under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional funds, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

We continue our search for a target and will continue pursuing all options to complete a Business Combination by November 12, 2024. It is uncertain whether we will be able to consummate a Business Combination by November 12, 2024 or whether the current funds that we have will be sufficient to consummate a Business Combination. If a Business Combination is not consummated by November 12, 2024, we will cease operations except for the purpose of winding up, redeem the then outstanding Public Shares, and liquidate and dissolve unless, prior to such date, we receive an extension approval from our shareholders and elect to extend the date on which a Business Combination must be consummated. These factors, among others, raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this Annual Report.

As more fully described in the report of registered independent public accounting firm preceding the financial statements included elsewhere in this Annual Report, our independent auditors have included an explanatory paragraph regarding our ability to continue as a going concern and noting that the accompanying financial statements have been prepared assuming that we will continue as a going concern and the financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Estimates

The preparation of our Financial Statements in accordance with the generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our Financial Statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments. We base our estimates on known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As of December 31, 2023, in connection with the 1,333,324 Class B ordinary shares the Sponsor agreed to transfer to the Investors on or promptly after the consummation of the Business Combination pursuant to the Non-Redemption Agreements, we estimated the aggregate fair value of the 1,333,324 Class B Ordinary Shares attributable to the Investors to be $2,791,710 or a weighted average of $2.09 per share, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The excess of the fair value of the Class B Ordinary Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. In substance, we recognized the offering cost as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A ordinary shares, under the guidance in Staff Accounting Bulletin Topic 5T, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

Critical Accounting Policies

We have identified the following as our critical accounting policies:

Cash (Investments) Held in the Trust Account

Upon consummation of the Public Offering, our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in “Earnings on cash (investments) held in Trust Account” in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of Class A ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. We have not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 16,233,333 Class A ordinary shares in the calculation of diluted loss per share since they are contingent on a future event. Warrants granted upon conversion of the convertible note would also be anti-dilutive and are thus excluded from the calculation.

Our statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income on earnings, by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net income is allocated evenly on a pro rata basis between Class A ordinary shares and Class B ordinary shares based on weighted average number of ordinary shares outstanding over the period. Remeasurement adjustments are not considered in the calculation as remeasurement adjustments do not result in carrying value in the excess of fair value.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update requires companies to disclose specific categories in the income tax rate reconciliation and requires additional information for certain reconciling items. For public business entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We will adopt the standards required under ASU 2023-09 as of January 1, 2025. We are currently evaluating the impact of ASU 2023-09 on our financial statements.

We do not believe that any other recently issued, but not yet effective, accounting pronouncement, if currently adopted, would have a material effect on the Financial Statements.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DP Cap Acquisition Corp I (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete a business combination by November 12, 2024 and the Company’s shareholders have not taken the actions necessary to extend this date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.
New York, NY
 March 29, 2024

DP CAP ACQUISITION CORP I
BALANCE SHEETS

ASSETS	December 31, 2023	December 31, 2022
Cash	$409,643	$946,299
Prepaid expenses	16,640	208,548
Total current assets	426,283	1,154,847
Cash (Investments) held in Trust Account	44,290,118	237,982,862
Total Assets	$44,716,401	$239,137,709

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$42,046	$2,100
Accrued expenses	1,077,056	333,092
Total current liabilities	1,119,102	335,192
Deferred underwriting fees payable	8,050,000	8,050,000
Convertible loan from related party	4,600,000	4,600,000
Total liabilities	13,769,102	12,985,192

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 4,059,402 and 23,000,000 shares at redemption amounts of $10.91 and $10.35 per share at December 31, 2023 and December 31, 2022, respectively	44,290,118	237,982,862

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 4,059,402 and 23,000,000 shares subject to possible redemption at December 31, 2023 and December 31, 2022, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(13,343,394)	(11,830,920)
Total shareholders’ deficit	(13,342,819)	(11,830,345)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$44,716,401	$239,137,709

The accompanying notes are an integral part of these financial statements.

DP CAP ACQUISITION CORP I
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022
General and administrative expenses	1,512,474	948,157
Loss from operations	(1,512,474)	(948,157)
Earnings on cash (investments) held in Trust Account	5,299,109	3,382,862
Net income	$3,786,635	$2,434,705

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	10,753,476	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.23	$0.08
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.23	$0.08

The accompanying notes are an integral part of these financial statements.

DP CAP ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2023	-	$-	5,750,000	$575	$-	$(11,830,920)	$(11,830,345)
Capital contribution made by Sponsor for non-redemption agreement	-	-	-	-	2,791,710	-	2,791,710
Cost of raising capital related to shareholder non-redemption agreements	-	-	-	-	(2,791,710)	-	(2,791,710)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(5,299,109)	(5,299,109)
Net income	-	-	-	-	-	3,786,635	3,786,635
Balance as of December 31, 2023	-	$-	5,750,000	$575	$-	$(13,343,394)	$(13,342,819)

AND
FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	-	$-	5,750,000	$575	$-	$(10,882,763)	$(10,882,188)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(3,382,862)	(3,382,862)
Net income	-	-	-	-	-	2,434,705	2,434,705
Balance as of December 31, 2022	-	$-	5,750,000	$575	$-	$(11,830,920)	$(11,830,345)

The accompanying notes are an integral part of these financial statements.

DP CAP ACQUISITION CORP I
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022
Cash Flows from Operating Activities
Net income	$3,786,635	$2,434,705
Adjustments to reconcile net income to net cash used in operating activities:
Earnings on cash (investments) held in Trust Account	(5,299,109)	(3,382,862)
Changes in operating assets and liabilities:
Prepaid expenses	191,908	25,452
Other assets	-	213,631
Accounts payable	39,946	(111,977)
Accrued expenses	743,964	327,051
Net cash used in operating activities	(536,656)	(494,000)
Cash Flows from Investing Activities
Trust Account Withdrawal-redemption	198,991,853	-
Net cash provided by investing activities	198,991,853	-
Cash Flows from Financing Activities
Redemption of Class A ordinary shares	(198,991,853)	-
Net cash used in financing activities	(198,991,853)	-

Net change in cash	(536,656)	(494,000)
Cash – beginning of period	946,299	1,440,299
Cash – end of period	$409,643	$946,299

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares to redemption value	$5,299,109	$3,382,862
Capital contribution from Sponsor	$2,791,710	$-
Offering cost associated with non-redemption agreement	$(2,791,710)	$-

The accompanying notes are an integral part of these financial statements.

DP CAP ACQUISITION CORP I
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the Public Offering (as defined below) and subsequent to the Public Offering, the search for a target for the Company’s Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings on cash (investments) held in Trust Account relating to the proceeds derived from the Public Offering on November 12, 2021 (“Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

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

A total of $234,600,000 ($10.20 per unit), which consisted of $225,400,000 of the net proceeds from the IPO, $4,600,000 of the proceeds of the sale of the Private Placement Warrants and $4,600,000 of the proceeds from a loan by the Sponsor under the Sponsor Loan, was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the Trust Account (the “Trust Account”) that may be released to the Company to pay its taxes and winding up and dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until (i) the completion of the Company’s Business Combination, or (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s third amended and restated memorandum and articles of association (the “Third A&R M&A”) to (A) modify the substance or timing of its obligation to provide holders of its Class A Ordinary Shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if it does not complete its Business Combination by November 12, 2024 (the “Extended Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its Business Combination within the Extended Combination Period, subject to applicable law. See discussion below regarding the extensions of the combination period.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Public Offering, management agreed that an amount equal to at least $10.20 per Unit sold in the Public Offering, will be held in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the distribution of the Trust Account as described below. On November 7, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company entered into an amendment to the investment management trust agreement by and between the Company and Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account (“Continental”), to allow for Continental to hold all funds in the Trust Account uninvested or in cash in an interest-bearing bank demand deposit account. On the same day, the Company instructed Continental to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of: (i) the completion of a Business Combination, or (ii) the distribution of the Trust Account as described below.

The Company is required to provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A Ordinary Shares, par value $0.0001 per share, sold in the Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6, Commitments and Contingencies). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Third A&R M&A, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether such Public Shareholder votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) (“the initial shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Third A&R M&A provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The initial shareholders have agreed not to propose an amendment to the Third A&R M&A (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Extended Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by November 12, 2024 (refer to “Non-Redemption Agreements, Extension Deposits and Extraordinary General Meetings” below for additional information), and the Company's shareholders have not amended the Third A&R M&A to extend such combination period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Extended Combination Period. However, if the initial shareholders acquire Public Shares after the Public Offering (other than by converting Founder Shares into Public Shares), they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Extended Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6, Commitments and Contingencies) held in the Trust Account in the event the Company does not complete a Business Combination within the Extended Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes. Such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account. Such liability will also not apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Non-Redemption Agreements, Extension Deposits and Extraordinary General Meetings

On May 5, 2023, certain of the Company’s unaffiliated investors (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with the Sponsor, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,000,000 previously-held Class A Ordinary Shares (the “Investor Shares”) in connection with the First Extension (as defined below) and (ii) vote the Investor Shares in favor of the First Extension. In exchange for these commitments from the Investors, the Sponsor has agreed to transfer to the Investors, in each case on or promptly after the consummation of the Business Combination: (i) an aggregate of up to 1,000,000 Class B ordinary shares in connection with an extension until November 12, 2023 (the “Original Extension”) and (ii) to the extent our board of directors agrees to further extend the date up to three times by an additional month each time until February 12, 2024 to consummate its Business Combination, an aggregate of up to 1,500,000 Class B ordinary shares (each an “Optional Extension”), which includes the Class B ordinary shares referred to in clause (i). As of December 31, 2023, in connection with the Original Extension and the first and second Optional Extensions, the Sponsor agreed to transfer to the Investors an aggregate of 1,333,324 Class B ordinary shares promptly after the consummation of the Business Combination. The 1,333,324 Class B ordinary shares were recognized by the Company as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A Ordinary Shares, under the guidance in Staff Accounting Bulletin Topic 5T, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost. As of December 31, 2023, the Company estimated the aggregate fair value of the 1,333,324 Class B ordinary shares attributable to the Investors to be $2,791,710, or a weighted average of $2.09 per share. The excess of the fair value of the Class B ordinary shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Subsequently, in connection with the third Optional Extension which was approved by the Company’s board of directors on January 8, 2024 (as discussed below), the Sponsor agreed to transfer additional 166,662 Class B ordinary shares to the Investors, amounting to an aggregate of 1,500,000 Class B ordinary shares to be transferred to the Investors by the Sponsor on or promptly after the consummation of the Business Combination pursuant to the Non-Redemption Agreements.

On May 10, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extraordinary General Meeting”) at which the Company’s shareholders voted to approve, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Second A&R M&A”), to extend the date (the “Extension Date”) by which the Company must (1) consummate the Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Class A Ordinary Shares included as part of the Units sold in the Company’s IPO, from May 12, 2023 to November 12, 2023, with optional additional extensions of up to three times by an additional month each time, at the option of the Company’s board of directors, until February 12, 2024 (the “First Extension”). In connection with the First Extension, shareholders holding 18,940,598 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of approximately $10.51. As a result, approximately $199.0 million was removed from the Company’s Trust Account to pay such holders. Following these redemptions, the Company has 4,059,402 Class A Ordinary Shares with redemption rights outstanding.

On November 8, 2023, the Company’s board of directors approved the extension of the date by which the Company is required to complete the Business Combination until December 12, 2023. On December 8, 2023, the Company’s board of directors approved the extension of the date by which the Company is required to complete the Business Combination from December 12, 2023 until January 12, 2024. On January 8, 2024, the Company’s board of directors approved the extension of the date by which the Company is required to complete an initial business combination from January 12, 2024 until February 12, 2024.

On February 8, 2024, the Company held a second extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”) at which the Company’s shareholders approved, by special resolution, a proposal to amend and restate the Company’s Second A&R M&A to extend the Extension Date from February 12, 2024 to November 12, 2024 (the “Second Extension”). In connection with the Second Extraordinary General Meeting, holders of additional 2,559,402 Class A Ordinary Shares properly exercised their right to redeem their Class A Ordinary Shares for cash at a redemption price of approximately $10.96 per share. As a result, on February 13, 2024, an aggregate of approximately $28 million was removed from the Company’s Trust Account to pay such holders. Following this redemption, the Company has 1,500,000 Class A Ordinary Shares with redemption rights outstanding, and approximately $16.4 million remained in the Trust Account.

In connection with the approval of the Second Extension, the Sponsor has agreed to deposit on a monthly basis, or pro rata portion thereof if less than a month, $49,500 into the Company’s Trust Account for the benefit of the public shareholders (the “Extension Deposit”), until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve a Business Combination and (ii) November 12, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). The Sponsor made the first and second Extension Deposits on February 12, 2024 and March 12, 2024, respectively.

Share Conversion

Pursuant to the terms of the Third A&R M&A, on February 9, 2024, the Initial Shareholders elected to convert an aggregate of 5,749,997 Class B ordinary shares on a one-for-one basis into Class A Ordinary Shares (such shares, the “Converted Shares”). The initial shareholders will not have any redemption rights or be entitled to liquidating distributions from the Trust Account in connection with the Converted Shares if the Company fails to consummate a Business Combination, and the Converted Shares will be subject to the restrictions on transfer pursuant to the letter agreement entered into by and between the initial shareholders and the Company in connection with the IPO. Following such conversion, an aggregate of 7,249,997 Class A Ordinary Shares are issued and outstanding, of which 1,500,000 Class A Ordinary Shares issued and outstanding are with redemption rights, and three Class B ordinary shares are issued and outstanding.

Nasdaq Compliance

On August 21, 2023, the Company received a letter from the Listing Qualifications staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires that the Company’s listed securities maintain a minimum Market Value of Listed Securities (“MVLS”) of $50 million (the “MVLS Rule”). Subsequently on March 11, 2024, the Nasdaq Staff notified the Company that the Company has regained compliance with the MVLS Rule. On October 12, 2023, the Company received a second letter from the Nasdaq Staff notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires that the Company maintain a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). To resolve the deficiencies and regain compliance with the Nasdaq continued listing requirements, the Company submitted an application to Nasdaq for a transfer from The Nasdaq Global Market to The Nasdaq Capital Market on January 24, 2024. On March 26, 2024 (the “Transfer Application”), the Nasdaq Staff notified the Company that the Transfer Application has been approved, and that the Units, Class A Ordinary Shares and Public Warrants will be transferred from The Nasdaq Global Market to The Nasdaq Capital Market at the opening of business on April 4, 2024.

As of the date of this Annual Report on Form 10-K, the Company has not entered into any non-binding or definitive agreements with a potential Business Combination target.

Liquidity and Going Concern

In connection with the assessment of going concern considerations in accordance with the FASB ASC Subtopic 205-40, “Presentation of Financial Statements- Going Concern,” as a result of the Second Extension, the Company has until November 12, 2024 to consummate a Business Combination. It is currently uncertain that the Company will be able to consummate a Business Combination by this time. If its Business Combination cannot be completed prior to November 12, 2024, the Company will cease operations except for the purpose of winding-up, redeem the Company’s then outstanding public shares, and liquidate and dissolve unless, prior to such date, the Company receives an extension approval from its shareholders and elects to extend the date on which a Business Combination must be consummated.

As of December 31, 2023, the working capital deficit is $692,819. The current cash position from the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until November 12, 2024, and, as such, the Company will likely depend on loans from our Sponsor, its affiliates or members of the Company’s management team to fund our search and to complete a Business Combination. The Sponsor, its affiliates, or members of the Company’s management team are not under any obligation to advance additional funds to, or to invest in, the Company. Also, if the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may need to obtain funding sooner. As such, there is substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements.

The Company plans to continue its search for a target and continue to pursue all options to complete a Business Combination by November 12, 2024. The Company is considering obtaining loans from the Sponsor, its affiliates, or members of the management team to fund the search and to make a business combination. The Sponsor is not under any obligation to advance additional funds to, or to invest in, the Company, and the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional funds it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses, all of which would have a material adverse effect on the Company and its financial statements.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. This market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between nations, the United States and other countries have imposed sanctions or other restrictive actions against certain countries. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of issuance of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of December 31, 2023 and 2022.

Cash (Investments) Held in Trust Account

The Company’s investments have consisted of a portfolio of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, each with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in earnings on (cash) investments held in the Trust Account in the statements of operations. On November 7, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company entered into an amendment to the investment management trust agreement by and between the Company and Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account (“Continental”), to allow for Continental to hold all funds in the Trust Account uninvested or in cash in an interest-bearing bank demand deposit account. On the same day, the Company instructed Continental to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of the Company’s Business Combination or liquidation.

As of December 31, 2023, all the Company’s investments in the Trust Account were cash held in an interest-bearing demand deposit account.

As of December 31, 2022, the majority of the Company’s investments were investments in money market funds that invest in U.S. government securities, cash, or a combination thereof.

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

Net Income Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of Class A Ordinary Shares or Class B Ordinary Shares outstanding during the period. The Company has not considered the effect of the warrants sold as part of the Units in the Public Offering or the private placement to purchase an aggregate of 16,233,333 Class A Ordinary Shares in the calculation of diluted loss per share, since the inclusion of such warrants are contingent upon the occurrence of future event. The Sponsor Loan Warrants to purchase a total of up to 3,066,067 Class A Ordinary Shares to be granted upon conversion of the Sponsor Loan, if any, would also be contingent upon the occurrence of future event and would therefore also be excluded from the calculation.

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income on earnings, by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net income is allocated evenly on a pro rata basis between Class A Ordinary Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”) based on weighted average number of ordinary shares outstanding over the period. Remeasurement adjustments are not considered in the calculation as remeasurement adjustments do not result in carrying value in the excess of fair value.

A reconciliation of net income per ordinary share is as follows:

	Year Ended December 31, 2023
	Class A subject to possible redemption	Class B
Allocation of net income	$2,467,328	1,319,307
Basic and diluted weighted average shares outstanding	10,753,476	5,750,000
Basic and diluted net income per share	$0.23	0.23

	Year Ended December 31, 2022
	Class A subject to possible redemption	Class B
Allocation of net income	$1,947,764	486,941
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.08	0.08

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no net deferred tax assets as of December 31, 2023.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrants

The Company accounts for the 16,233,333 warrants issued in connection with the IPO (the 11,500,000 Public Warrants and the 4,733,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC 815-40”) and ASC 480, “Distinguishing Liabilities from Equity.”

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

Non-Redemption Agreements

As of December 31, 2023, in connection with the 1,333,324 Class B ordinary shares the Sponsor agreed to transfer to the Investors on or promptly after the consummation of the Business Combination pursuant to the Non-Redemption Agreements, the Company estimated the aggregate fair value of the 1,333,324 Class B Ordinary Shares attributable to the Investors to be $2,791,710 or a weighted average of $2.09 per share, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The excess of the fair value of the Class B Ordinary Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. In substance, the Company recognized the offering cost as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A ordinary shares, under the guidance in Staff Accounting Bulletin Topic 5T, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

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

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update requires companies to disclose specific categories in the income tax rate reconciliation and requires additional information for certain reconciling items. For public business entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the standards required under ASU 2023-09 as of January 1, 2025. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements.

The Company's management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - PUBLIC OFFERING

Pursuant to the Public Offering, the Company offered 23,000,000 Units at a price of $10.00 per Unit, which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the Public Offering price to cover over-allotments. Each Unit consisted of one Class A Ordinary Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 9, Warrants). The proceeds from the Public Offering and the related offering costs were allocated between the Class A Ordinary Shares, Public Warrants and Private Placement Warrants using the relative fair value method. Costs associated with Class A Ordinary Shares were classified as a reduction of temporary equity, and costs allocated to the warrants were classified as a reduction of permanent equity.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay any outstanding Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, any outstanding Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay any outstanding Working Capital Loans but no funds held in the Trust Account would be used to repay any outstanding Working Capital Loans. Any outstanding Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2023 and 2022, and as of the date of the issuance of these financial statements, there were no Working Capital Loans outstanding.

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

The Founder Shares will automatically convert into Class A Ordinary Shares on a one-for-one basis (a) at any time and from time to time at the option of the holders thereof and (b) automatically on the day of the closing of the Business Combination. Notwithstanding the foregoing, in the case that additional Class A Ordinary Shares or any other equity-linked securities (as defined in the Third A&R M&A), are issued, or deemed issued, by the Company in excess of the amounts offered in the IPO and related to the closing of a Business Combination, all Founder Shares in issue shall automatically convert into Class A Ordinary Shares at the time of the closing of the Business Combination, at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate on an as-converted basis, 20% of the sum of (i) the total number of all Class A Ordinary Shares and Founder Shares issued and outstanding, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined in the Third A&R M&A) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding (x) any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in the Business Combination, and (y) the Private Placement Warrants issued to the Sponsor, any Sponsor Loan

Warrants which may be issued to the Sponsor, and any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans (as defined in Note 4). In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. The holders of a majority of the Founder Shares in issue may agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance. Prior to our Business Combination, only holders of the Founder Shares will be entitled to vote on the appointment of directors. Pursuant to the terms of the Third A&R M&A, on February 9, 2024, the Initial Shareholders elected to convert an aggregate of 5,749,997 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares (such shares, the “Converted Shares”) (See Note 11, Subsequent Events).

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing date of the Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Note were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, at the discretion of the Sponsor, upon the consummation of a Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of December 31, 2023 and 2022, and as of the date of issuance of these financial statements, there was $4,600,000 outstanding under the Sponsor Loan.

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

Non-Redemption Agreements

On May 5, 2023, the Company entered into Non-Redemption Agreements with certain unaffiliated investors that were eligible to redeem the Company’s Class A ordinary shares held by them at the Company’s extraordinary general meeting held on May 10, 2023. Pursuant to the Non-Redemption Agreements, the Investors agreed to (i) not redeem an aggregate of up to 4,000,000 previously held Class A ordinary shares (the “Investor Shares”) in connection with the First Extension (as defined below) and (ii) vote the Investor Shares in favor of the First Extension. In exchange for these commitments from the Investors, the Sponsor has agreed to transfer to the Investors (i) an aggregate of up to 1,000,000 Class B ordinary shares in connection with an extension until November 12, 2023 and (ii) to the extent our board of directors agrees to further extend the date up to three times by an additional month each time until February 12, 2024 to consummate its Business Combination, an aggregate of up to 1,500,000 Class B ordinary shares, which includes the Class B ordinary shares referred to in clause (i), in each case, on or promptly after the consummation of the Business Combination.

As of December 31, 2023, in connection with the First Extension and pursuant to the Non-Redemption Agreements, the Sponsor agreed to transfer 1,333,324 Class B ordinary shares to the Investors on or promptly after the consummation of the Business Combination. The Company evaluated the transfer of Class B ordinary shares in connection with the Non-Redemption Agreements pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and concluded that, the transfer of Class B ordinary shares in connection with the Non-Redemption Agreements should be classified as an equity instrument. The classification of whether such instruments should be recorded as liabilities or as equity is reassessed at the end of each reporting period. The Company recorded the transfer of Class B ordinary shares in the amount of the fair value of the 1,333,324 Class B ordinary shares, approximately $2.8 million, to be issued to the Investors. The fair value of these Class B ordinary shares was based on the publicly traded prices of the Company’s Class A ordinary shares on respective extension approval dates, management’s estimate of concessions and management’s estimate of the probability of completing a Business Combination.

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

At December 31, 2023 and 2022, the Class A Ordinary Shares reflected in the balance sheets are reconciled as follows:

	Number of Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Class A Ordinary Shares issuance costs	-	(12,739,238)
Fair value of Public Warrants at issuance	-	(6,900,000)

Plus:
Accretion of carrying value to redemption value	-	24,239,238
Class A Ordinary Shares subject to possible redemption at December 31, 2021	23,000,000	234,600,000
Remeasurement of redemption value of Class A Ordinary Shares subject to possible redemption	-	3,382,862
Class A Ordinary Shares subject to possible redemption at December 31, 2022	23,000,000	237,982,862
Remeasurement of redemption value of Class A Ordinary Shares subject to possible redemption	-	5,299,109
Redemption of Class A ordinary shares	(18,940,598)	(198,991,853)
Class A Ordinary Shares subject to possible redemption at December 31, 2023	4,059,402	$44,290,118

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were no Class A Ordinary Shares issued and outstanding, excluding 4,059,402 and 23,000,000 shares subject to possible redemption, respectively. Please refer to Note 11, Subsequent Events for additional redemptions following the Second Extension.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, 5,750,000 Class B Ordinary Shares were issued and outstanding. Up to 750,000 of Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. The underwriters’ over-allotment option was exercised in full on November 12, 2021 and forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A Ordinary Shares and holders of the Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B Ordinary Shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination. As of December 31, 2023, in connection with the First Extension and Non-Redemption Agreements, the Sponsor agreed to transfer 1,333,324 Class B ordinary shares to the Investors on or promptly after the consummation of the Business Combination. The estimated aggregated fair value is $2,791,710, or a weighted average of $2.09 per share. The excess of the fair value of the Class B Ordinary Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. In substance, the Company recognized the offering cost as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A ordinary shares, under the guidance in Staff Accounting Bulletin Topic 5T, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost. Please refer to Note 11, Subsequent Events for the agreement to transfer additional Class B Ordinary Shares under the Non-Redemption Agreements, as well as the conversion of Class B Ordinary Shares into Class A Ordinary Shares subsequent to December 31, 2023.

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

In no event will the Company be required to net cash settle any Public Warrant. If the Company is unable to complete a Business Combination by November 12, 2024 and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless. Private Placement Warrants have the same terms as the Public Warrants.

NOTE 10 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

As of December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$237,982,862	$—	$—

On November 8, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of the Company’s Business Combination or liquidation. As such, the amount held in the Trust Account as of December 31, 2023 is not subject to fair value measurement.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2023 and 2022.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.

On January 8, 2024, in accordance with the Company’s Second A&R M&A, the Board approved a third extension of the date by which the Company is required to complete an initial business combination from January 12, 2024 until February 12, 2024. As a result, pursuant to the Non-Redemption Agreements, the Sponsor agreed to transfer an additional 166,662 Class B ordinary shares to the Investors on or promptly after the consummation of the Business Combination.

On February 8, 2024, the Company held a second extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”) at which the Company’s shareholders approved, by special resolution, a proposal to amend and restate the Company’s Second A&R M&A to extend the Extension Date from February 12, 2024 to November 12, 2024 (the “Second Extension”). In connection with the Second Extension, holders of an additional 2,559,402 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of approximately $10.96. As a result, approximately $28 million was removed from the Company’s Trust Account to pay such holders. Following these redemptions, the Company has 1,500,000 Class A Ordinary Shares with redemption rights outstanding. As of March 19, 2024, approximately $16.6 million remained in the Trust Account.

In connection with the approval of the Second Extension, the Sponsor has agreed to deposit on a monthly basis, or pro rata portion thereof if less than a month, $49,500 into the Company’s Trust Account for the benefit of the public shareholders (the “Extension Deposit”), until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve a Business Combination and (ii) November 12, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). The Sponsor made the first Extension Deposit on February 12, 2024 and the second Extension Deposit on March 12, 2024.

Pursuant to the terms of the Third A&R M&A, on February 9, 2024, the Initial Shareholders elected to convert an aggregate of 5,749,997 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares (such shares, the “Converted Shares”). The initial shareholders will not have any redemption rights or be entitled to liquidating distributions from the Trust Account in connection with the Converted Shares if the Company fail to consummate a Business Combination, and the Converted Shares will be subject to the restrictions on transfer pursuant to the letter agreement entered into by and between the initial shareholders and the Company in connection with the IPO. Following such conversion, an aggregate of 7,249,997 Class A Ordinary Shares are issued and outstanding, of which 1,500,000 Class A ordinary shares issued and outstanding are with redemption rights, and three Class B Ordinary Shares are issued and outstanding.

On August 21, 2023, the Company received a letter from the Listing Qualifications staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires that the Company’s listed securities maintain a minimum Market Value of Listed Securities (“MVLS”) of $50 million (the “MVLS Rule”). Subsequently on March 11, 2024, the Nasdaq Staff notified the Company that the Company has regained compliance with the MVLS Rule. On October 12, 2023, the Company received a second letter from the Nasdaq Staff notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires that the Company maintain a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). To resolve the deficiencies and regain compliance with the MVLS continued listing requirements, the Company submitted an application to Nasdaq for a transfer of the listing of our Units, Class A ordinary shares and Public Warrants from The Nasdaq Global Market to The Nasdaq Capital Market on January 24, 2024 (the “Transfer Application”). On March 26, 2024, the Nasdaq Staff notified us that our Transfer Application has been approved, and that our Units, Class A ordinary shares and Public Warrants will be transferred from The Nasdaq Global Market to The Nasdaq Capital Market at the opening of business on April 4, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not have effective internal control over financial reporting at December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 as filed with the SEC on August 14, 2023, management identified a deficiency in internal control over financial reporting relating to the accounting for complex financial instruments, which constituted a material weakness. In addition, as previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 as filed with the SEC on November 14, 2023, management identified a deficiency in internal control over financial reporting related to the review and approval of adjustment to journal entries. As of December 31, 2023, the identified material weaknesses in our internal controls over financial reporting have not yet been remediated.

Remediation Plan

Management plans to remediate the material weaknesses by 1) incorporating additional controls and procedures over the review of complex financial instrument valuations, 2) increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications and 3) incorporating additional procedures over the review of the general ledger and the review and approval of adjustment to journal entries after the consummation of the Business Combination. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2023 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Scott Savitz	54	Chief Executive Officer and Chairman
Bruce Revzin	66	Chief Financial Officer
Lars Albright	48	Director
Diane Hessan	68	Director
Leonard Schlesinger	70	Director

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

Bruce Revzin has been our Chief Financial Officer since May 2023. Prior to joining the Company in 2023, Mr. Revzin was the Chief Financial Officer at Cobepa North America, Inc. from September 2019 to May 2023. Prior to that, Mr. Revzin served as a certified public accountant and financial consultant at Bruce D. Revzin, CPA from July 2018 to September 2019. Prior to that, Mr. Revzin was the Chief Financial Officer of Flybridge Capital Partners from May 2005 to June 2018 and Chief Financial Officer of Halpern, Denny & Co. from June 2000 to May 2005.  Prior experience included executive positions at Pioneer Investments (currently Amundi US), Price Waterhouse, Laventhol & Horwath, and Coopers and Lybrand.   Mr. Revzin obtained a JD from Suffolk University Law School, an MBA in accounting and finance from Columbia Business School, and a BS in Engineering Design from Tufts University. Mr. Revzin is a licensed attorney and a certified public accountant in the state of Massachusetts.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our third amended and restated memorandum and articles of association provide that our officers may consist of one or more chair or co-chair of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the third amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our directors and officers presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our third amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Name of Individual	Entity	Entity’s Business	Affiliation
Scott Savitz	• Data Point Capital	• Venture Capital	• Managing Partner

Bruce Revzin	• Data Point Capital	• Venture Capital	• Chief Financial Officer

Lars Albright	• Unusual Ventures	• Venture Capital	• General Partner

Diane Hessan	• Brightcove	• Technology	• Director
	• Eastern Bank	• Banking	• Director
	• Panera Bread	• Restaurant	• Director
	• Schlesinger Group	• Marketing Research	• Director

Leonard Schlesinger	• RH	• Home Furnishing	• Director
	• Viewpost	• Technology	• Director

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

•
Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our Business Combination, and (ii) a shareholder vote to approve an amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by November 12, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our Business Combination and (B) subsequent to our Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the Private Placement Warrants will not be transferable until 30 days following the completion of our Business Combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

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

•
Pursuant to the terms of the Third A&R M&A, on February 9, 2024, our Sponsor and its affiliates have elected to convert an aggregate of 5,749,997 Founder Shares on a one-for-one basis into Class A ordinary shares.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our third amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

None of our executive officers or directors have received any cash compensation for services rendered to us. Our Sponsor, executive officers, directors, or their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers, or directors, or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our Business Combination.

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
Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 27, 2023, our board of directors approved the adoption of the Policy for Recovery of Erroneously Awarded Compensation (the “Clawback Policy”), in order to comply with the final clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act (the “Rule”), and the listing standards, as set forth in the Nasdaq listing rules (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board of directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 15, 2024 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially own ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,250,000 ordinary shares, consisting of (i) 7,249,997 Class A ordinary shares and (ii) 3 Class B ordinary shares, issued and outstanding as of March 15, 2024. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of March 15, 2024.

Unless otherwise indicated, we believe that all persons named in the table have shared or sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares(2)			Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class
5% Holders of the Company
DP Investment Management Sponsor I LLC (our Sponsor)(3)	2,874,999	39.66%	1	(2)(3)	33.33%	39.66%
Funds affiliated with Data Point Capital(4)	2,874,998	39.66%	2	(2)	66.67%	39.66%
Polar Asset Management Partners Inc.(5)	419,396	5.78%	—		—	5.78%
Hudson Bay Capital Management LP(6)	400,000	5.52%	—		—	5.52%
Radcliffe Capital Management L.P.(7)	400,000	5.52%	—		—	5.52%
Exos Asset Management LLC(8)	397,045	5.44%	—		—	5.44%
Fir Tree Capital Management LP(9)	367,588	5.07%	—		—	5.07%
Executive Officers and Directors
Scott Savitz(3)(4)	2,874,998	39.66%	2		66.67%	39.66%
Bruce Revzin	—	—	—		—	—
Lars Albright	—	—	—		—	—
Diane Hessan	—	—	—		—	—
Leonard Schlesinger	—	—	—		—	—
All directors and executive officers as a group (5 individuals)	2,874,998	39.66%	2		66.67%	39.66%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders, directors and executives in this table is 341 Newbury St, 6th Floor, Boston, MA 02115.

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

(4)
Consists of 1,929,124 Class A Ordinary Shares and 1 Class B Ordinary Shares held by Data Point Capital III, LP and 945,874 Class A Ordinary Shares and 1 Class B Ordinary Shares held by Data Point Capital III-Q, LP. The voting shares of each of Data Point Capital III, LP and Data Point Capital III-Q, LP (the “Data Point Capital Entities”) are held by Data Point Partners III, LLC, the general partner of the Funds. Scott Savitz is a managing member of Data Point Partners III, LLC and holds 66.67% of the voting shares of such entity, which requires the affirmative vote of 66.67% of the voting shares to vote or dispose of the shares held by the Funds. Therefore, Scott Savitz may be deemed to have beneficial ownership of the shares held by the Funds.

(5)
Based solely on the Schedule 13G filed with the SEC on February 2, 2024 interests shown are held by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada and the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company. The address of the principal business office of Polar Asset Management Partners Inc. is 16 York Street Suite 2900, Toronto, A6, M5J 0E6, Canada.

(6)
Based solely on the Schedule 13G filed with the SEC on February 2, 2024, interests shown are held by Hudson Bay Capital Management LP (“Hudson Bay”), a Delaware limited partnership. Hudson Bay serves as the investment manager to HB Strategies LLC, in whose name the Class A Ordinary Shares are held. The business address of Hudson Bay is 28 Havemeyer Place 2nd Floor, Greenwich, CT 06830.

(7)
Based solely on the Schedule 13G filed with the SEC on May 16, 2023, interests shown are held by Radcliffe Capital Management, L.P., a Delaware limited partnership. Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. The business address of Radcliffe Capital Management, L.P. is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(8)
Based solely on the Schedule 13G filed with the SEC on May 23, 2023, interests shown are held by Exos Asset Management LLC, a Delaware limited company (“Exos”) and Morgan Creek – Exos SPAC+ Fund, LP, a Delaware limited partnership (“SPAC+ Fund”). Exos is the investment manager to the SPAC+ Fund. The business address of Exos and SPAC+ Fund is 1370 Broadway, Suite 1450, New York, NY 10018.

(9)
Based solely on the Schedule 13G filed with the SEC on February 14, 2024, interests shown are held by Fir Tree Capital Management LP. The business address of Fir Tree Capital Management LP is 500 Fifth Avenue, 9th Floor, New York, NY 10110.

Our Sponsor and the Funds collectively beneficially own 79.32% of our issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our Business Combination. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our Business Combination. Because of this ownership block, our Sponsor and the Funds may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our third amended and restated memorandum and articles of association and approval of significant corporate transactions including our Business Combination.

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

Founder Shares

On May 13, 2021, the Initial Shareholders purchased an aggregate of 5,750,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. At December 31, 2023, the Initial Shareholders, collectively, 5,750,000 Founder Shares.

The Founder Shares are identical to the Public Shares included in the Units sold in the Public Offering except that the Founder Shares are subject to certain rights and transfer restrictions, as described in further detail below, and will automatically convert into Class A ordinary shares at the time of our Business Combination or earlier at the option of the holders of the Founder Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in our third amended and restated memorandum and articles of association.

On February 9, 2024, the Initial Shareholders elected to convert an aggregate of 5,749,997 Founder Shares on a one-for-one basis into Class A ordinary shares. Following such conversion, three Founder Shares remain issued and outstanding.

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

If the Company does not complete a Business Combination by November 12, 2024, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

Promissory Note

Prior to the Close Date, the Sponsor agreed to loan us under an unsecured promissory note up to $300,000 to be used for a portion of the expenses of the Public Offering. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the Close Date. We borrowed an aggregate of $159,025 under the unsecured promissory note and the loan was subsequently repaid in full in connection with the consummation of the Public Offering. As of December 31, 2023, there was no amount outstanding under the unsecured promissory note and the unsecured promissory note is no longer available to us.

Sponsor Loan

The Sponsor loaned us $4,600,000 as of the Close Date. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Private Placement Warrants at a conversion price of $1.50 per warrant, at the discretion of the Sponsor, upon the consummation of our Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per Public Share. If we do not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, we will not repay the Sponsor Loan and its proceeds will be distributed to our public shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of December 31, 2023 and as of the date of this Annual Report on Form 10-K, there was $4,600,000 outstanding under the Sponsor Loan.

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees(1)	$120,510	$134,822
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$120,510	$134,822

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our year-end financial statements, reviews of our unaudited quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

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

Our independent registered public accounting firm is Marcum LLP PCAOB ID #688

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
3.1
Third Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed by the Company on February 12, 2024 (File No. 001-41041)).

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

10.7	Promissory Note between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed by the Company on November 16, 2021 (File No. 001-41041)).
10.8*	Amendment No. 1 to Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Company, dated November 7, 2023.
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	DP Cap Acquisition Corp I Policy for Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2024	DP CAP ACQUISITION CORP I

	By:	/s/ Scott Savitz
	Name:	Scott Savitz
	Title:	Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce Revzin and Scott Savitz and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Savitz	Chief Executive Officer and Chairman	March 29, 2024
Scott Savitz	(Principal Executive Officer)

/s/ Bruce Revzin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024
Bruce Revzin

/s/ Lars Albright	Director	March 29, 2024
Lars Albright

/s/ Diane Hessan	Director	March 29, 2024
Diane Hessan

/s/ Leonard Schlesinger	Director	March 29, 2024
Leonard Schlesinger