Form 10-K/A
period 2023-12-31
DP Cap Acquisition Corp I
filed 2024-04-10
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

DP Cap Acquisition Corp I (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024, solely to amend the Report of Independent Registered Public Accounting Firm included in Item 8. The city and state in the signature block on the Report of Independent Registered Public Accounting Firm should be East Hanover, NJ.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31.2 and 32.1/32.2 to this Amended 10-K.

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
East Hanover, NJ
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

4.5	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.5 filed with the Company’s Form 10-K filed by the Company on March 29, 2024 (File No. 001-41041)).
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
10.8
Amendment No. 1 to Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Company, dated November 7, 2023 (incorporated herein by reference to Exhibit 10.8 filed with the Company’s Form 10-K filed by the Company on March 29, 2024 (File No. 001-41041)).

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
97.1
DP Cap Acquisition Corp I Policy for Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97.1 filed with the Company’s Form 10-K filed by the Company on March 29, 2024 (File No. 001-41041)).

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

Date: April 10, 2024	DP CAP ACQUISITION CORP I

	By:	/s/ Scott Savitz
	Name:	Scott Savitz
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No.1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Savitz	Chief Executive Officer and Chairman	April 10, 2024
Scott Savitz	(Principal Executive Officer)

/s/ Bruce Revzin	Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2024
Bruce Revzin

*	Director	April 10, 2024
Lars Albright

*	Director	April 10, 2024
Diane Hessan

*	Director	April 10, 2024
Leonard Schlesinger

* By /s/ Scott Savitz
Scott Savitz Attorney-in-Fact