Form 10-Q
period 2024-03-31
DP Cap Acquisition Corp I
filed 2024-05-15
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of May 13, 2024, 7,249,997 Class A ordinary shares, $0.0001 par value, and 3 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DP CAP ACQUISITION CORP I
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DP CAP ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash	$123,964	$409,643
Prepaid expenses	84,890	16,640
Extension deposits due from Sponsor	99,000	-
Total current assets	307,854	426,283
Cash (Investments) held in Trust Account	16,657,361	44,290,118
Total Assets	$16,965,215	$44,716,401

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$252,750	$42,046
Accrued expenses	1,313,834	1,077,056
Total current liabilities	1,566,584	1,119,102
Deferred underwriting fees payable	8,050,000	8,050,000
Convertible loan from related party	4,600,000	4,600,000
Total liabilities	14,216,584	13,769,102

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 1,500,000 and 4,059,402 shares at redemption amounts of $11.10 and $10.91 per share at March 31, 2024 and December 31, 2023, respectively	16,657,361	44,290,118

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,997 and -0- issued and outstanding (excluding 1,500,000 and 4,059,402 ordinary shares subject to possible redemption at March 31, 2024 and December 31, 2023, respectively)	575	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3 and 5,750,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	575
Additional paid-in capital	-	-
Accumulated deficit	(13,909,305)	(13,343,394)
Total shareholders’ deficit	(13,908,730)	(13,342,819)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$16,965,215	$44,716,401

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31, 2024	For The Three Months Ended March 31, 2023
General and administrative expenses	565,911	357,288
Loss from operations	(565,911)	(357,288)
Earnings on cash (investments) held in Trust Account	327,262	2,525,117
Net (loss) income	$(238,649)	$2,167,829
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	2,568,761	23,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.03)	$0.08
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.03)	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(UNAUDITED)

	Non-Redeemable Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2024	-	$-	5,750,000	$575	$-	$(13,343,394)	$(13,342,819)
Conversion of Class B ordinary shares to Class A ordinary shares	5,749,997	575	(5,749,997)	(575)	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(327,262)	(327,262)
Capital contribution made by Sponsor for non-redemption agreement	-	-	-	-	574,308	-	574,308
Cost of raising capital related to shareholder non-redemption agreements	-	-	-	-	(574,308)	-	(574,308)
Net loss	-	-	-	-	-	(238,649)	(238,649)
Balance as of March 31, 2024	5,749,997	$575	3	$-	$-	$(13,909,305)	$(13,908,730)

FOR THE THREE MONTHS ENDED MARCH 31, 2023
(Unaudited)

	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2023	-	$-	5,750,000	$575	$-	$(11,830,920)	$(11,830,345)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(2,525,117)	(2,525,117)
Net income	-	-	-	-	-	2,167,829	2,167,829
Balance as of March 31, 2023	-	$-	5,750,000	$575	$-	$(12,188,208)	$(12,187,633)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31, 2024	For The Three Months Ended March 31, 2023
Cash Flows from Operating Activities
Net (loss) income	$(238,649)	$2,167,829
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Earnings on cash (investments) held in Trust Account	(327,262)	(2,525,117)
Changes in operating assets and liabilities:
Prepaid expenses	(68,250))	10,198
Accounts payable	210,704	30,475
Accrued expenses	236,778	212,669
Net cash used in operating activities	(186,679)	(103,946)
Cash Flows from Investing Activities
Extension deposits into Trust Account	(99,000)	-
Trust Account Withdrawal-redemption	28,059,019	-
Net cash provided by investing activities	27,960,019	-
Cash Flows from Financing Activities
Redemption of Public Shares	(28,059,019)	-
Net cash used in financing activities	(28,059,019)	-

Net decrease in cash	(285,679)	(103,946)
Cash – beginning of period	409,643	946,299
Cash – end of period	$123,964	$842,353
Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares to redemption value	$327,262	2,525,117
Extension deposit due from sponsor	$99,000	-
Capital contribution made by Sponsor for non-redemption agreement	$(574,308)	-
Cost of raising capital contribution made by Sponsor for non-redemption agreement	$574,308	-
Conversion of Class B ordinary shares to Class A ordinary shares	$575	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the Public Offering (as defined below) and subsequent to the Public Offering, the search for a target for the Company’s Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings on cash (investments) held in Trust Account relating to the proceeds derived from the Public Offering on November 12, 2021 (“Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Public Offering, management agreed that an amount equal to at least $10.20 per Unit sold in the Public Offering, would be held in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On November 7, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company entered into an amendment to the investment management trust agreement by and between the Company and Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account (“Continental”), to allow for Continental to hold all funds in the Trust Account uninvested or in cash in an interest-beraing bank demand deposit account. On the same day, the Company instructed Continental to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of: (i) the completion of a Business Combination, or (ii) the distribution of the Trust Account as described below.

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

If the Company is unable to complete a Business Combination by November 12, 2024 (please refer to “Non-Redemption Agreements, Extension Deposits and Extraordinary General Meetings” section below for additional discussion), and the Company’s shareholders have not amended the Third A&R M&A to extend such combination period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. As of the date of filing this Quarterly Report on Form 10-Q, the Company has not entered into any non-binding or definitive agreements with a potential Business Combination target.

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

Non-Redemption Agreements, Extension Deposits and Extraordinary General Meetings

On May 5, 2023, certain of the Company’s unaffiliated investors (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with the Sponsor, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,000,000 previously-held Class A Ordinary Shares (the “Investor Shares”) in connection with the First Extension (as defined below) and (ii) vote the Investor Shares in favor of the First Extension. In exchange for these commitments from the Investors, the Sponsor has agreed to transfer to the Investors, in each case on or promptly after the consummation of the Business Combination: (i) an aggregate of up to 1,000,000 Class B ordinary shares in connection with an extension until November 12, 2023 (the “Original Extension”) and (ii) to the extent the Company’s board of directors agrees to further extend the date up to three times by an additional month each time until February 12, 2024 to consummate its Business Combination, an aggregate of up to 1,500,000 Class B ordinary shares (each an “Optional Extension”), which includes the Class B ordinary shares referred to in clause (i). As of December 31, 2023, in connection with the Original Extension and the first and second Optional Extensions, the Sponsor agreed to transfer to the Investors an aggregate of 1,333,324 Class B ordinary shares promptly after the consummation of the Business Combination. The excess of the fair value of the Class B ordinary shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Subsequently, in connection with the third Optional Extension which was approved by the Company’s board of directors on January 8, 2024 (as discussed below), the Sponsor agreed to transfer an additional 166,662 Class B ordinary shares, in the aggregate, to the Investors, amounting to a total aggregate amount of 1,500,000 Class B ordinary shares to be transferred to the Investors by the Sponsor on or promptly after the consummation of the Business Combination pursuant to the Non-Redemption Agreements. See Notes 2 and 6, Non-Redemption Agreements.

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

On February 8, 2024, the Company held a second extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”) at which the Company’s shareholders approved, by special resolution, a proposal to amend and restate the Company’s Second A&R M&A to extend the Extension Date from February 12, 2024 to November 12, 2024 (the “Second Extension”). In connection with the Second Extraordinary General Meeting, holders of additional 2,559,402 Class A Ordinary Shares properly exercised their right to redeem their Class A Ordinary Shares for cash at a redemption price of approximately $10.96 per share. As a result, on February 13, 2024, an aggregate of approximately $28 million was removed from the Company’s Trust Account to pay such holders. Following this redemption, the Company has 1,500,000 Class A Ordinary Shares with redemption rights outstanding. As of March 31, 2024, $16.7 million remained in the Trust Account.

In connection with the approval of the Second Extension, the Sponsor has agreed to deposit on a monthly basis, or pro rata portion thereof if less than a month, $49,500 into the Company’s Trust Account for the benefit of the public shareholders who did not redeem their shares in connection with the Second Extension (the “Extension Deposit”), until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve a Business Combination and (ii) November 12, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). As of March 31, 2024, the Company deposited an aggregate of $99,000 on behalf of the Sponsor into its Trust Account as Extension Deposits from February 13, 2024 through March 31, 2024. This amount was repaid to the Company after March 31, 2024 (Note 11). As of March 31, 2024, the amount was recorded as extension deposit due from Sponsor and an increase in the carrying value of Class A ordinary shares subject to possible redemption.

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

Nasdaq Compliance

On August 21, 2023, the Company received a letter from the Listing Qualifications staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires that the Company’s listed securities maintain a minimum Market Value of Listed Securities (“MVLS”) of $50 million (the “MVLS Rule”). Subsequently on March 11, 2024, the Nasdaq Staff notified the Company that the Company has regained compliance with the MVLS Rule. On October 12, 2023, the Company received a second letter from the Nasdaq Staff notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires that the Company maintain a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). To resolve the deficiencies and regain compliance with the Nasdaq continued listing requirements, the Company submitted an application to Nasdaq for a transfer from The Nasdaq Global Market to The Nasdaq Capital Market on January 24, 2024, which was approved by the Nasdaq on March 26, 2024.

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
As of March 31, 2024, the working capital deficit is $1,258,730. The current cash position from the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until November 12, 2024, and, as such, the Company will likely depend on loans from our Sponsor, its affiliates or members of the Company’s management team to fund our search, and to complete a Business Combination. The Sponsor, its affiliates, or members of the Company’s management team are not under any obligation to advance additional funds to, or to invest in, the Company. Also, if the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may need to obtain funding sooner. As such, there is substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements.

The Company plans to continue its search for a target and continue to pursue all options to complete a Business Combination by November 12, 2024. The Company is considering obtaining loans from the Sponsor, its affiliates, or members of the management team to fund the search and to complete a business combination. The Sponsor is not under any obligation to advance additional funds to, or to invest in, the Company, and the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. See Note 11-Subsequent Events. If the Company is unable to raise additional funds it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses, all of which would have a material adverse effect on the Company and its financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023, as filed with the SEC on April 10, 2024. The accompanying unaudited condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements included in the Annual Report on Form 10-K/A. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

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

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Cash (Investments) Held in Trust Account

The Company’s investments have consisted of a portfolio of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, each with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in earnings on (cash) investments held in the Trust Account in the unaudited condensed statements of operations. On November 8, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of the Company’s Business Combination or liquidation.

As of March 31, 2024 and December 31, 2023, the funds held in the Trust Account were cash held in an interest-bearing demand deposit account.

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

Net (Loss) Income Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of Class A Ordinary Shares or Class B Ordinary Shares outstanding during the period. The Company has not considered the effect of the warrants sold as part of the Units in the Public Offering or the private placement to purchase an aggregate of 16,233,333 Class A Ordinary Shares in the calculation of diluted loss per share, since the inclusion of such warrants are contingent upon the occurrence of future event. The Sponsor Loan Warrants to purchase a total of up to 3,066,067 Class A Ordinary Shares to be granted upon conversion of the Sponsor Loan, if any, would also be contingent upon the occurrence of future events and would therefore also be excluded from the calculation.

The Company’s unaudited condensed statements of operations include a presentation of (loss) income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of (loss) income per share. Net (loss) income per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income on earnings, by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net (loss) income is allocated evenly on a pro rata basis between Class A Ordinary Shares and the Company’s non redeemable Ordinary Shares par value $0.0001 per share based on weighted average number of ordinary shares outstanding over the period. Remeasurement adjustments are not considered in the calculation as remeasurement adjustments do not result in carrying value in the excess of fair value.

A reconciliation of net (loss) income per ordinary share is as follows:

	Three Months Ended March 31, 2024
	Class A subject to possible redemption	Non-redeemable Ordinary Shares
Allocation of net (loss) income	$(73,693)	(164,956)
Basic and diluted weighted average shares outstanding	2,568,761	5,750,000
Basic and diluted net (loss) income per share	$(0.03)	(0.03)

	Three Months Ended March 31, 2023
	Class A subject to possible redemption	Non-redeemable Ordinary Shares
Allocation of net income	$1,734,263	433,566
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.08	0.08

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no net deferred tax assets as of March 31, 2024.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Non-Redemption Agreements

As of March 31, 2024, in connection with the 1,500,000 Class B ordinary shares the Sponsor agreed to transfer to the Investors on or promptly after the consummation of the Business Combination pursuant to the Non-Redemption Agreements, the Company estimated the aggregate fair value of the 1,500,000 Class B Ordinary Shares attributable to the Investors to be $3,366,018 or a weighted average of $2.24 per share, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The excess of the fair value of the Class B Ordinary Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. In substance, the Company recognized the offering cost as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A ordinary shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

As of December 31, 2023, in connection with the Original Extension and the first and second Optional Extensions, the Sponsor agreed to transfer to the Investors an aggregate of 1,333,324 Class B ordinary shares on or promptly after the consummation of the Business Combination pursuant to the Non-Redemption Agreements. The 1,333,324 Class B ordinary shares were recognized by the Company as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A Ordinary Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost. As of March 31, 2024, the Company estimated the aggregate fair value of the 166,676 Class B ordinary shares attributable to the Investors to be $574,308, or a weighted average of $3.45 per share. As of December 31, 2023, the Company estimated the aggregate fair value of the 1,333,324 Class B ordinary shares attributable to the Investors to be $2,791,710, or a weighted average of $2.09 per share.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay any outstanding Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, any outstanding Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay any outstanding Working Capital Loans but no funds held in the Trust Account would be used to repay any outstanding Working Capital Loans. Any outstanding Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2024 and December 31, 2023 and through the date that the financial statements were issued, there were no Working Capital Loans outstanding.

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

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing date of the Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, at the discretion of the Sponsor, upon the consummation of a Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of March 31, 2024 and December 31, 2023 and through the date that the financial statements were issued, there was $4,600,000 outstanding under the Sponsor Loan.

Extension Deposit due from Sponsor
In connection with the approval of the Second Extension, the Sponsor has agreed to deposit on a monthly basis, or pro rata portion thereof if less than a month, $49,500 into the Company’s Trust Account for the benefit of the public shareholders who did not redeem their shares in connection with the Second Extension (the “Extension Deposit”), until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve a Business Combination and (ii) November 12, 2024. As of March 31, 2024, Extension Deposits from February 13, 2024 through March 31, 2024 totaling $99,000 is due from Sponsor. Refer to Note 11 for the subsequent receipt of this outstanding from Sponsor.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate paid at the closing of the Public Offering. An additional fee of $0.35 per Unit, or $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions, which is included in the accompanying unaudited condensed balance sheets. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Non-Redemption Agreements

On May 5, 2023, the Company entered into a Non-Redemption Agreements with certain unaffiliated investors that eligible to redeem its shares of the Company’s Class A ordinary shares at the Company’s special meeting of stockholders held on May 10, 2023. Pursuant to the Non-Redemption Agreements, the Investors agreed to (i) not redeem an aggregate of up to 4,000,000 previously held Class A ordinary shares (the “Investor Shares”) in connection with the First Extension and (ii) vote the Investor Shares in favor of the First Extension. In exchange for these commitments from the Investors, the Sponsor has agreed to transfer to the Investors (i) an aggregate of up to 1,000,000 Class B ordinary shares in connection with an extension until November 12, 2023 and (ii) to the extent our board of directors agrees to further extend the date up to three times by an additional month each time until February 12, 2024 to consummate its Business Combination, an aggregate of up to 1,500,000 Class B ordinary shares, which includes the Class B ordinary shares referred to in clause (i), in each case, on or promptly after the consummation of the Business Combination.

As of December 31, 2023, in connection with the First Extension and Non-Redemption Agreements, the Sponsor agreed to transfer 1,333,324 Class B ordinary shares to the Investors on or promptly after the consummation of the Business Combination. The Company recorded the transfer of Class B ordinary shares in the amount of the fair value of the 1,333,324 Shares of Class B ordinary shares, approximately $2.8 million, to be issued to the Investors.

On January 8, 2024, pursuant to the Non-Redemption Agreements, the Sponsor agreed to transfer an additional 166,662 Class B ordinary shares to the Investors on or promptly after the consummation of the Business Combination. This transfer facilitated the extension of the Company’s deadline through February 12, 2024. The Company recorded the transfer of Class B ordinary shares in the amount of the fair value of the 166,662 Shares of Class B ordinary shares, approximately $574,308, as capital contribution.

The fair value of these Shares was based on the publicly traded prices of the Company’s Class A ordinary shares on respective extension approval dates, management’s estimate of concessions and management’s estimate of the probability of completing an initial business combination.

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

As of March 31, 2024 and December 31, 2023, the Class A Ordinary Shares reflected in the unaudited condensed balance sheets are reconciled as follows:

	Number of Shares	Amount
Class A Ordinary Shares subject to possible redemption at January 1, 2023	23,000,000	$237,982,862
Remeasurement of redemption value of Class A Ordinary Shares subject to possible redemption		5,299,109
Redemption of Class A ordinary shares	(18,940,598)	(198,991,853)
Class A Ordinary Shares subject to possible redemption at December 31, 2023	4,059,402	$44,290,118
Remeasurement of Class A ordinary shares to redemption value		327,262
Extension deposits due from Sponsor		99,000
Redemption of Class A ordinary shares subject to possible redemption	(2,559,402)	(28,059,019)
Class A Ordinary Shares subject to possible redemption at March 31, 2024	1,500,000	$16,657,361

NOTE 8 - SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 5,749,997 and 0 Class A Ordinary Shares issued and outstanding, excluding 1,500,000 and 4,059,402 shares subject to possible redemption, respectively.

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

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, 3 and 5,750,000 Class B Ordinary Shares were issued and outstanding, respectively. Up to 750,000 of Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. The underwriters’ over-allotment option was exercised in full on November 12, 2021 and forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A Ordinary Shares and holders of the Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B Ordinary Shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination. As of March 31, 2024, in connection with the First Extension and Non-Redemption Agreements, the Sponsor agreed to transfer 1,500,000 Class B ordinary shares to the Investors on or promptly after the consummation of the Business Combination. The estimated aggregated fair value is $5,175,000 or a weighted average of $3.45 per share. The excess of the fair value of the Class B Ordinary Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. In substance, the Company recognized the offering cost as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A ordinary shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

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

In no event will the Company be required to net cash settle any Public Warrant. If the Company is unable to complete a Business Combination within the Extended Combination Period or during any further extended time that the Company has to consummate a business combination beyond the Extended Combination Period, as a result of a shareholder vote to amend the Third A&R M&A and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless. Private Placement Warrants have the same terms as the Public Warrants.

NOTE 10 — FAIR VALUE MEASUREMENTS

On November 8, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of the Company’s Business Combination or liquidation. As such, the amount held in Trust Account as of March 31, 2024 and December 31, 2023 is not subject to fair value measurement.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2024 and March 31, 2023.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.

On April 12, 2024, a capital contribution of $737,116 was called from the Sponsor of which $99,000 represents the repayment of extension deposits due from Sponsor as of March 31, 2024, $99,000 for April and May extension deposits and the remaining capital contribution of $539,116 is available to support the Company’s ongoing working capital needs. The cash was deposited into the Company’s bank account from April 12, 2024 to May 10, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 10, 2024 and this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our Public Offering on November 12, 2021. As of March 31, 2024, we had not identified any Business Combination target.

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

If we are unable to complete a Business Combination by November 12, 2024, and our shareholders have not amended our third amended and restated memorandum and articles of association (the “Third A&R M&A”) to extend the combination period,  we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (if any) (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

In connection with the approval of the Second Extension, the Sponsor has agreed to deposit on a monthly basis, or pro rata portion thereof if less than a month, $49,500 into our Trust Account for the benefit of our public shareholders (the “Extension Deposit”), until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve a Business Combination and (ii) November 12, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of our board of directors). As of March 31, 2024, we made an aggregate of $99,000 Extension Deposits, which is due from Sponsor. As of the filing of this Quarterly Report on Form 10-Q, the Sponsor repaid the Extension Deposits due as of March 31, 2024 and also paid Extension Deposit through May 2024.

Pursuant to the terms of the third amended and restated memorandum and articles of association, on February 9, 2024, the Initial Shareholders elected to convert an aggregate of 5,749,997 Founder Shares on a one-for-one basis into Class A ordinary shares (such shares, the “Converted Shares”). The Initial Shareholders will not have any redemption rights or be entitled to liquidating distributions from the Trust Account in connection with the Converted Shares if we fail to consummate a Business Combination, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by and between the Initial Shareholders and us in connection with our Public Offering. Following such conversion, and as a result of the redemptions described above, as of March 15, 2024, we had an aggregate of 7,249,997 Class A ordinary shares issued and outstanding, of which 1,500,000 Class A ordinary shares issued and outstanding are with redemption rights, and three Founder Shares issued and outstanding.

Application for Transfer to The Nasdaq Capital Market

On August 21, 2023, we received a letter from the Listing Qualifications staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires that our listed securities maintain a minimum Market Value of Listed Securities (“MVLS”) of $50 million (the “MVLS Rule”). Subsequently on March 11, 2024, the Nasdaq Staff notified us that we have regained compliance with the MVLS Rule. On October 12, 2023, we received a second letter from the Nasdaq Staff notifying us that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires that we maintain a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). To resolve the deficiencies and regain compliance with the Nasdaq continued listing requirements, the Company submitted an application to Nasdaq for a transfer from The Nasdaq Global Market to The Nasdaq Capital Market on January 24, 2024, which was approved by the Nasdaq on March 26, 2024. On April 4, 2024, the Company’s Units, Class A Ordinary Shares and Public Warrants transferred from The Nasdaq Global Market to The Nasdaq Capital Market, which was approved by the Nasdaq on March 26, 2024.

Recent Development

On April 12, 2024, a capital contribution of $737,116 was called from the Sponsor of which $99,000 represents the repayment of Extension Deposits due from the Sponsor for February and March, $99,000 for the payment of Extension Deposits for April and May, and the remaining capital contribution of $539,116 is available to support our ongoing working capital needs.

Results of Operations

For the three months ended March 31, 2024, we had a net loss of $(238,649), which consisted of earnings on cash (investments) held in trust of $327,262, offset by general and administrative costs of $565,911.

For the three months ended March 31, 2023, we had net income of $2,167,829, which consisted of earnings on cash (investments) held in trust of $2,525,117, partially offset by general and administrative costs of $357,288. General and administrative costs increased by $208,623 for the three months ended March 31, 2024 mainly due to increases in legal expenses and additional fees paid to third party service providers.

All activity from April 8, 2021 (inception) through March 31, 2024, relates to our formation and our Public Offering and subsequent to our Public Offering, the search for a target for our Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest.

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

Our liquidity needs up to March 31, 2024 had been satisfied through (i) a payment from the Sponsor along with certain funds controlled by Data Point Capital of $25,000 to cover certain offering and formation costs in exchange for the issuance of the Founder Shares to the Sponsor and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured promissory note. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of March 31, 2024, no amounts were outstanding under the unsecured promissory note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2024, and through the date of this filling, there were no amounts outstanding under any working capital loans.

For the three months ended March 31, 2024, cash used in operating activities was $186,679, consisting of net loss) of $(238,649), earnings on cash held in Trust Account of $327,262 and changes in operating assets and liabilities of $379,232.

For the three months ended March 31, 2023, cash used in operating activities was $103,946, consisting of net income of $2,167,829, earnings on investments held in Trust Account of $2,525,117 and changes in operating assets and liabilities of $253,342.

As of March 31, 2024 and December 31, 2023, we had cash and/or investments held in the Trust Account of $16,657,361 and $44,290,118, respectively. At the Second Extraordinary General Meeting held on February 8, 2024, in connection with the Second Extension, holders of additional 2,559,402 Class A ordinary shares properly exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $10.96 per share. As a result, an aggregate of approximately $28 million was removed from our Trust Account to pay such holders.  We may withdraw interest earned to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024 and December 31, 2023, we had cash of $123,964 and $409,643, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay our other operating expenses. On April 12, 2024, a capital contribution of $737,116 was called from the Sponsor of which $99,000 represents the repayment of extension deposits due from Sponsor as of March 31, 2024, $99,000 for April and May extension deposits and the remaining capital contribution of $539,116 is available to support the Company's ongoing working capital needs.

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

At March 31, 2024 and December 31, 2023, other than the $4,600,000 Sponsor Loan, we did not have other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

As of March 31, 2024, we had $123,964 in cash outside of the Trust Account for our working capital needs and a working capital deficit of $1,258,730. We expect to incur significant costs in pursuit of our acquisition plans and the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until November 12, 2024. The Company will likely depend on loans from our Sponsor, its affiliates or members of the management team and/or third parties to fund our search and to complete a Business Combination. Further, if our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. The Sponsor is not under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional funds, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

We continue our search for a target and will continue pursuing all options to complete a Business Combination by November 12, 2024. It is uncertain whether we will be able to consummate a Business Combination by November 12, 2024 or whether the current funds that we have will be sufficient to consummate a Business Combination. If a Business Combination is not consummated by November 12, 2024, we will cease operations except for the purpose of winding up, redeem the then outstanding Public Shares, and liquidate and dissolve unless, prior to such date, we receive an extension approval from our shareholders and elect to extend the date on which a Business Combination must be consummated. These factors, among others, raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this Quarterly Report. These unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our Financial Statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2023 filed on April 10, 2024 for our critical accounting policies and estimates. There have been no changes in these policies since the filing of this Form 10-K/A.

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

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due to identified material weaknesses in our internal control over financial reporting identified in current and previous reporting periods, as described below, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of March 31, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Quarterly Report for the fiscal quarter ended June 30, 2023 as filed with the SEC on August 14, 2023, management identified a deficiency in internal control over financial reporting relating to the accounting for complex financial instruments, which constituted a material weakness. In addition, as previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 as filed with the SEC on November 14, 2023, management identified a deficiency in internal control over financial reporting related to the review and approval of adjustment to journal entries. As of March 31, 2024, the identified material weaknesses in our internal controls over financial reporting have not yet been remediated.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation plan in connection with the material weaknesses described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the “Risk Factors” sections of our Annual Report on Form 10-K/A filed with the SEC on April 10, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

a)	None.

b)	None.

c)	None.

ITEM 6.	EXHIBITS.

No.	Description of Exhibit
3.1
Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024 (File No. 001-41041))

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

DP CAP ACQUISITION CORP I

Date: May 15, 2024	By:	/s/ Scott Savitz
	Name:	Scott Savitz
	Title:	Chief Executive Officer and Chairman

	By:	/s/ Bruce Revzin
Date: May 15, 2024	Name:	Bruce Revzin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)