Form 10-Q
period 2024-06-30
DP Cap Acquisition Corp I
filed 2024-08-14
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of August 14, 2024, 7,249,997 Class A ordinary shares, $0.0001 par value, and 3 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DP CAP ACQUISITION CORP I
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DP CAP ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023

ASSETS
Cash	$372,527	$409,643
Prepaid expenses	68,832	16,640
Total current assets	441,359	426,283
Cash (investments) held in Trust Account	16,986,054	44,290,118
Total Assets	$17,427,413	$44,716,401

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$75,030	$42,046
Accrued expenses	1,301,470	1,077,056
Total current liabilities	1,376,500	1,119,102
Deferred underwriting fees payable	8,050,000	8,050,000
Convertible loan from related party	4,600,000	4,600,000
Total liabilities	14,026,500	13,769,102

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,500,000 and 4,059,402 shares at $11.32 and 10.91 per share at June 30, 2024 and December 31, 2023, respectively	16,986,054	44,290,118

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,997 and -0- issued and outstanding (excluding 1,500,000 and 4,059,402 ordinary shares subject to possible redemption at June 30, 2024 and December 31, 2023), respectively	575	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3 and 5,750,000 shares issued and outstanding at June 30, 2024 and December 31, 2023 respectively	-	575
Additional paid-in capital	786,616	-
Accumulated deficit	(14,372,332)	(13,343,394)
Total shareholders’ deficit	(13,585,141)	(13,342,819)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$17,427,413	$44,716,401

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30, 2024	For The Three Months Ended June 30, 2023	For The Six Months Ended June 30, 2024	For The Six Months Ended June 30, 2023

General and administrative expenses	$215,527	$616,044	$781,438	$973,332
Loss from operations	(215,527)	(616,044)	(781,438)	(973,332)
Earnings on cash (investments) held in Trust Account	180,193	1,690,637	507,455	4,215,754
Net (loss) income	$(35,334)	$1,074,593	$(273,983)	$3,242,422
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	1,500,000	12,384,940	2,034,381	17,663,146
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.06	$(0.04)	$0.14
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$0.00	$0.06	$(0.04)	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(UNAUDITED)

	Non-Redeemable Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2024	-	$-	5,750,000	575	$-	$(13,343,394)	$(13,342,819)
Conversion of Class B ordinary shares to Class A ordinary shares	5,749,997	575	(5,749,997)	(575)	-	-	-
Capital contribution made by Sponsor for non-redemption agreement	-	-	-	-	574,308	-	574,308
Cost of raising capital for shareholder non-redemption agreements	-	-	-	-	(574,308)	-	(574,308)
Redemption of Class A ordinary shares	-	-	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(327,262)	(327,262)
Net loss	-	-	-	-	-	(238,649)	(238,649)
Balance as of March 31, 2024 (unaudited)	5,749,997	$575	3	$-	$-	$(13,909,305)	$(13,908,730)

Capital contribution from Sponsor	-	-	-	-	786,616	-	786,616
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(180,193)	(180,193)
Extension deposit paid into Trust Account	-	-	-	-	-	(247,500)	(247,500)
Net loss	-	-	-	-	-	(35,334)	(35,334)
Balance as of June 30, 2024 (unaudited)	5,749,997	$575	3	$-	$786,616	$(14,372,332)	$(13,585,141)

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(Unaudited)

	Non-Redeemable Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2023	-	$-	5,750,000	575	$-	$(11,830,920)	$(11,830,345)
Remeasurement of Class A ordinary shares to redemption value			-	-	-	(2,525,117)	(2,525,117)
Net income	-	-	-	-	-	2,167,829	2,167,829
Balance as of March 31, 2023 (unaudited)	-	$-	5,750,000	$575	$-	$(12,188,208)	$(12,187,633)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,690,637)	(1,690,637)
Capital contribution made by Sponsor for non-redemption agreements	-	-	-	-	1,671,160	-	1,671,160
Cost of raising capital for shareholder non-redemption agreements	-	-	-	-	(1,671,160)	-	(1,671,160)
Net income	-	-	-	-	-	1,074,593	1,074,593
Balance as of June 30, 2023 (unaudited)	-	$-	5,750,000	$575	$-	$(12,804,252)	$(12,803,677)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30, 2024	For The Six Months Ended June 30, 2023
Cash Flows from Operating Activities
Net (loss) income	$(273,983)	$3,242,422
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Earnings on cash (investments) held in Trust Account	(507,455)	(4,215,754)
Changes in operating assets and liabilities:
Prepaid expenses	(52,192)	88,537
Accounts payable	32,984	149,704
Accrued expenses	224,414	482,970
Net cash used in operating activities	(576,232)	(252,121)
Cash Flows from Investing Activities
Extension deposits into Trust Account	(247,500)	-
Trust Account Withdrawal - redemption	28,059,019	198,991,853
Net cash provided by investing activities	27,811,519	198,991,853
Cash Flows from Financing Activities
Redemption of Public Shares	(28,059,019)	-
Capital contribution from Sponsor	786,616	(198,991,853)
Net cash used in financing activities	(27,272,403)	(198,991,853)

Net decrease in cash	(37,116)	(252,121)
Cash - beginning of period	409,643	946,299
Cash - end of period	$372,527	$694,178

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A Ordinary Shares to redemption value	$507,455	$4,215,754
Capital contribution made by Sponsor for non-redemption agreements	$(574,308)	$(1,671,160)
Cost of raising capital made by Sponsor for non-redemption agreements	$574,308	$1,671,160
Conversion of Class B ordinary shares to Class A ordinary shares	$575	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the Public Offering (as defined below) and subsequent to the Public Offering, the search for a target for the Company’s Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings on cash (investments) held in Trust Account relating to the proceeds derived from the Public Offering on November 12, 2021 (“Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

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

On February 8, 2024, the Company held a second extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”) at which the Company’s shareholders approved, by special resolution, a proposal to amend and restate the Company’s Second A&R M&A to extend the Extension Date from February 12, 2024 to November 12, 2024 (the “Second Extension”). In connection with the Second Extraordinary General Meeting, holders of an additional 2,559,402 Class A Ordinary Shares properly exercised their right to redeem their Class A Ordinary Shares for cash at a redemption price of approximately $10.96 per share. As a result, on February 13, 2024, an aggregate of approximately $28 million was removed from the Company’s Trust Account to pay such holders. Following this redemption, the Company has 1,500,000 Class A Ordinary Shares with redemption rights outstanding. As of June 30, 2024, $17 million remained in the Trust Account.

In connection with the approval of the Second Extension, the Sponsor has agreed to deposit on a monthly basis, or pro rata portion thereof if less than a month, $49,500 into the Company’s Trust Account for the benefit of the public shareholders who did not redeem their shares in connection with the Second Extension (the “Extension Deposit”), until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve a Business Combination and (ii) November 12, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). As of June 30, 2024, the Sponsor deposited an aggregate of $247,500 into the Trust Account as Extension Deposits from February 13, 2024 through June 30, 2024.

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

As of June 30, 2024, the working capital deficit is $935,141. The current cash position from the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until November 12, 2024, and, as such, the Company will likely depend on capital calls and or loans from our Sponsor, its affiliates or members of the Company’s management team to fund our search, and to complete a Business Combination. The Sponsor, its affiliates, or members of the Company’s management team are not under any obligation to advance additional funds to, or to invest in, the Company, although in the period ended June 30, 2024, related parties have advanced an aggregate of $786,616 in capital contributions to the Company for the purpose of funding extension deposits and other working capital needs, the Company may still need additional capital to fund its working capital needs and search for a target. Also, if the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may need to obtain funding sooner. We are required to deposit $49,500 into the Trust Account each month to extend the Company’s liquidation date through November 12, 2024. The Company has paid extension deposits through August 2024. As such, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the date of these financial statements.

The Company plans to continue its search for a target and continue to pursue all options to complete a Business Combination by November 12, 2024. The Company received capital contribution from the Sponsor, its affiliates, or members of the management team to fund the search and to complete a business combination. The Sponsor is not under any obligation to advance additional funds to, or to invest in, the Company, and the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional funds it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses, all of which would have a material adverse effect on the Company and its financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023, as filed with the SEC on April 10, 2024. The accompanying unaudited condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements included in the Annual Report on Form 10-K/A. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, the funds held in the Trust Account were cash held in an interest-bearing demand deposit account.

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

The Company’s unaudited condensed statements of operations include a presentation of (loss) income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of (loss) income per share. Net (loss) income per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income on earnings, by the weighted average number of ordinary shares subject to possible redemption outstanding over the period. Net (loss) income is allocated evenly on a pro rata basis between Class A Ordinary Shares and the Company’s non-redeemable Ordinary Shares par value $0.0001 per share based on weighted average number of ordinary shares outstanding over the period. Remeasurement adjustments are not considered in the calculation as remeasurement adjustments do not result in carrying value in the excess of fair value.

A reconciliation of net (loss) income per ordinary share is as follows:

	For The Three Months Ended June 30, 2024	For The Three Months Ended June 30, 2023	For The Six Months Ended June 30, 2024	For The Six Months Ended June 30, 2023
Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to Redeemable Class A Ordinary Shares
Net (loss) income allocable to Redeemable Class A Ordinary Shares	$(7,310)	$733,874	$(71,603)	$2,446,120

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	1,500,000	12,384,940	2,034,381	17,663,146
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.06	$(0.04)	$0.14

Non-Redeemable Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Ordinary Shares
Net (loss) income allocable to non-redeemable Ordinary Shares	$(28,024)	$340,719	$(202,380)	$796,302

Denominator: Weighted Average Non-Redeemable Ordinary Shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$0.00	$0.06	$(0.04)	$0.14

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no net deferred tax assets as of June 30, 2024.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of December 31, 2023, in connection with the Original Extension and the first and second Optional Extensions, the Sponsor agreed to transfer to the Investors an aggregate of 1,333,324 Class B ordinary shares on or promptly after the consummation of the Business Combination pursuant to the Non-Redemption Agreements. The 1,333,324 Class B ordinary shares were recognized by the Company as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A Ordinary Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost. The Company estimated the aggregate fair value of the 1,333,324 Class B ordinary shares attributable to the Investors to be $2,791,710, or a weighted average of $2.09 per share. As of March 31, 2024, the Company estimated the aggregate fair value of the remainder of 166,676 Class B ordinary shares attributable to the Investors to be $574,308, or a weighted average of $3.45 per share. The total number of shares issuable under this arrangement had been satisfied in the period ended March 31, 2024. In the period ended March 31, 2024, 5,749,997 Class B ordinary shares were converted into Class A ordinary shares on a one to one basis. The non-redeemable Class A ordinary shareholders retain all voting and conversion rights attributable to Class B ordinary shareholders since they have similar terms and conditions.

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

The Founder Shares will automatically convert into Class A Ordinary Shares on a one-for-one basis (a) at any time and from time to time at the option of the holders thereof and (b) automatically on the day of the closing of the Business Combination. Notwithstanding the foregoing, in the case that additional Class A Ordinary Shares or any other equity-linked securities (as defined in the Second A&R M&A), are issued, or deemed issued, by the Company in excess of the amounts offered in the IPO and related to the closing of a Business Combination, all Founder Shares in issue shall automatically convert into Class A Ordinary Shares at the time of the closing of the Business Combination, at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate on an as-converted basis, 20% of the sum of (i) the total number of all Class A Ordinary Shares and Founder Shares issued and outstanding, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined in the Second A&R M&A) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding (x) any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in the Business Combination, and (y) the Private Placement Warrants issued to the Sponsor, any Sponsor Loan Warrants which may be issued to the Sponsor, and any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans (as defined in Note 4). In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. The holders of a majority of the Founder Shares in issue may agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance. Prior to our Business Combination, only holders of the Founder Shares will be entitled to vote on the appointment of directors. Pursuant to the terms of the Third A&R M&A, on February 9, 2024, the Initial Shareholders elected to convert an aggregate of 5,749,997 Class B Ordinary Shares on a one-for-one basis into non-redeemable Class A Ordinary Shares (such shares, the “Converted Shares”).

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing date of the Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, at the discretion of the Sponsor, upon the consummation of a Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of June 30, 2024 and December 31, 2023 and through the date that the financial statements were issued, there was $4,600,000 outstanding under the Sponsor Loan.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay any outstanding Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, any outstanding Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay any outstanding Working Capital Loans but no funds held in the Trust Account would be used to repay any outstanding Working Capital Loans. Any outstanding Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2024 and December 31, 2023, and through the date of filing of this form 10-Q, there were no Working Capital Loans outstanding.

Capital Contribution

In the period ended June 30, 2024, related parties advanced an aggregate capital contribution of $786,616 to the Company to fund extension deposits into the Trust Account and other working capital needs. This capital contribution is not a loan and has no repayment obligation.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Sponsor Loan and the Working Capital Loans, (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Sponsor Loan and the Working Capital Loans), are entitled to registration rights pursuant to the registration rights agreement, dated as of November 8, 2021. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period which occurs (i) in the case of the Founder Shares, until the earliest of (A) one year after the completion of our Business Combination and (B) subsequent to our Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for a period of trading days, as defined after a Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

As of June 30, 2024 and December 31, 2023, the Class A Ordinary Shares reflected in the unaudited condensed balance sheets are reconciled as follows:

	Number of Shares	Amount
Class A Ordinary Shares subject to possible redemption at January 1, 2023	23,000,000	$237,982,862
Remeasurement of redemption value of Class A Ordinary Shares subject to possible redemption		5,299,109
Redemption of Class A ordinary shares	(18,940,598)	(198,991,853)
Class A Ordinary Shares subject to possible redemption at December 31, 2023	4,059,402	$44,290,118
Remeasurement of Class A ordinary shares to redemption value		327,262
Extension deposits due from Sponsor		99,000
Redemption of Class A ordinary shares subject to possible redemption	(2,559,402)	(28,059,019)
Class A Ordinary Shares subject to possible redemption at March 31, 2024	1,500,000	$16,657,361
Extension deposits paid into Trust Account, net of extension deposits due from Sponsor as of March 31, 2024		148,500
Remeasurement of Class A ordinary shares to redemption value		180,193
Class A Ordinary Shares subject to possible redemption at June 30, 2024	1,500,000	$16,986,054

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 5,749,997 and 0 Class A Ordinary Shares issued and outstanding, excluding 1,500,000 and 4,059,402 shares subject to possible redemption, respectively.

Pursuant to the terms of the Third A&R M&A, on February 9, 2024, the Initial Shareholders elected to convert an aggregate of 5,749,997 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares (such shares, the “Converted Shares”). The initial shareholders will not have any redemption rights or be entitled to liquidating distributions from the Trust Account in connection with the Converted Shares if the Company fails to consummate a Business Combination, and the Converted Shares will be subject to the restrictions on transfer pursuant to the letter agreement entered into by and between the initial shareholders and the Company in connection with the IPO. Following such conversion, an aggregate of 7,249,997 Class A Ordinary Shares are issued and outstanding, of which 1,500,000 Class A ordinary shares issued and outstanding are with redemption rights, and three Class B Ordinary Shares are issued and outstanding. The non-redeemable Class A ordinary shareholders retain all voting and conversion rights attributable to Class B ordinary shareholders.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, 3 and 5,750,000 Class B Ordinary Shares were issued and outstanding, respectively. Up to 750,000 of Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. The underwriters’ over-allotment option was exercised in full on November 12, 2021 and forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A Ordinary Shares and holders of the Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B Ordinary Shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination. As of June 30, 2024, in connection with the First Extension and Non-Redemption Agreements discussed in Note 2, the Sponsor agreed to transfer 1,500,000 Class B ordinary shares to the Investors on or promptly after the consummation of the Business Combination. The estimated aggregated fair value is $5,175,000 or a weighted average of $3.45 per share. The excess of the fair value of the Class B Ordinary Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. In substance, the Company recognized the offering cost as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A ordinary shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

On November 8, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of the Company’s Business Combination or liquidation. As such, the amount held in Trust Account as of June 30, 2024 and December 31, 2023 is not subject to fair value measurement.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six month ended June 30, 2024 and 2023.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the following.

On July 11, 2024 and August 9, 2024, the Company made a combined deposit of $99,000 into the Trust Account representing extension deposits for July and August, 2024.

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

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our Public Offering on November 12, 2021. As of June 30, 2024, we had not identified any Business Combination target.

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

On February 8, 2024, we held a second extraordinary general meeting of shareholders (“Second Extraordinary General Meeting”) at which our shareholders approved, by special resolution, a proposal to amend and restate the Company’s second amended and restated memorandum and articles of association to extend the Extension Date from February 12, 2024 to November 12, 2024 (the “Second Extension”). In connection with the Second Extension, the holders of an additional 2,559,402 Class A ordinary shares properly exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $10.96 per share. As a result, an aggregate of approximately $28 million was removed from our Trust Account to pay such holders. Following these redemptions, we had 1,500,000 Class A ordinary shares with redemption rights outstanding and approximately $16.4 million in our Trust Account.

In connection with the approval of the Second Extension, the Sponsor has agreed to deposit on a monthly basis, or pro rata portion thereof if less than a month, $49,500 into our Trust Account for the benefit of our public shareholders (the “Extension Deposit”), until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve a Business Combination and (ii) November 12, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of our board of directors). As of June 30, 2024, the Sponsor deposited an aggregate of $247,500 into its Trust Account as Extension Deposits from February 13, 2024 through June 30, 2024.   On July 11, 2024 and August 9, 2024, the Company made a combined deposit of $99,000 into the Trust Account representing extension deposits for July and August, 2024.

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

Results of Operations

For the three and six months ended June 30, 2024, we had a net loss of $(35,334) and $(273,983), respectively, which consisted of earnings on cash (investments) held in trust of $180,193 and $507,455, respectively, offset by general and administrative costs of  $215,527 and $781,438, respectively.

For the three and six months ended June 30, 2023, we had net income of $1,074,593 and $3,242,422, respectively, which consisted of earnings on cash (investments) held in trust of $1,690,637 and $4,215,754, respectively, partially offset by general and administrative costs of $616,044 and $973,332, respectively.

All activity from April 8, 2021 (inception) through June 30, 2024, relates to our formation and our Public Offering and subsequent to our Public Offering, the search for a target for our Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest.

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

Our liquidity needs up to June 30, 2024 had been satisfied through (i) a payment from the Sponsor along with certain funds controlled by Data Point Capital of $25,000 to cover certain offering and formation costs in exchange for the issuance of the Founder Shares to the Sponsor and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured promissory note. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of June 30, 2024, no amounts were outstanding under the unsecured promissory note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. In the period ended June 30, 2024, related parties have advanced an aggregate of $786,616 in capital contributions to the Company for the purpose of funding extension deposits and other working capital needs; however, the Company may still need additional capital to fund its working capital needs and search for a target. As of June 30, 2024, and through the date of this filling, there were no amounts outstanding under any working capital loans.

For the six months ended June 30, 2024, net cash used in operating activities was $576,232, consisting of net loss of $(273,983), earnings on cash held in Trust Account of $507,455 and changes in operating assets and liabilities of $205,206, resulting primarily from increases in accounts payable and accrued expenses.

For the six months ended June 30, 2023, net cash used in operating activities was $252,121, consisting of net income of $3,242,422, earnings on investments held in Trust Account of $4,215,754 and changes in operating assets and liabilities of $721,211, resulting primarily from increases in accounts payable and accrued expenses.

As of June 30, 2024, we had cash held in the Trust Account of $16,986,054. As of December 31, 2023, we have investments held in Trust Account of $44,290,118. At the Second Extraordinary General Meeting held on February 8, 2024, in connection with the Second Extension, holders of an additional 2,559,402 Class A ordinary shares properly exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $10.96 per share. As a result, an aggregate of approximately $28 million was removed from our Trust Account to pay such holders.  We may withdraw interest earned to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024 and December 31, 2023, we had cash of $372,527 and $409,643, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay our other operating expenses. In the period ended June 30, 2024, related parties have advanced an aggregate of $786,616 in capital contributions to the Company. The Company utilized $297,000 of this contribution to fund extension deposits paid into the Trust Account and the remainder is available to the Company for working capital needs.

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

At June 30, 2024 and December 31, 2023, other than the $4,600,000 Sponsor Loan, we did not have other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

As of June 30, 2024, we had $372,527 in cash outside of the Trust Account for our working capital needs and a working capital deficit of $935,141. We expect to incur significant costs in pursuit of our acquisition plans and the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until November 12, 2024. The Company will likely depend on loans and or capital contributions from our Sponsor, its affiliates or members of the management team and/or third parties to fund our search and to complete a Business Combination. Further, if our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. We are required to deposit $49,500 into the Trust Account each month to extend the Company’s liquidation date through November 12, 2024. The Company has paid extension deposits through August 2024. The Sponsor is not under any obligation to advance additional funds to, or to invest in, us. If we are unable to raise additional funds, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

As required by Rule 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due to identified material weaknesses in our internal control over financial reporting identified in current and previous reporting periods, as described below, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of June 30, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report for the year ended December 31, 2023 as filed with the SEC on April 10, 2024, management identified a deficiency in internal control over financial reporting related to the accounting for complex financial instruments and the review and approval of adjusting journal entries. As of June 30, 2024, the identified material weaknesses in our internal controls over financial reporting have not yet been remediated.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DP CAP ACQUISITION CORP I

Date: August 14, 2024	By:	/s/ Scott Savitz
	Name:	Scott Savitz
	Title:	Chief Executive Officer and Chairman

	By:	/s/ Bruce Revzin
Date: August 14, 2024	Name:	Bruce Revzin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)