Form 10-Q
period 2024-09-30
DP Cap Acquisition Corp I
filed 2024-11-14
CIK 1857803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of November 13, 2024, 5,798,092 Class A ordinary shares, $0.0001 par value, and 3 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DP CAP ACQUISITION CORP I
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DP CAP ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2024 (Unaudited)	DECEMBER 31, 2023

ASSETS
Cash	$258,747	$409,643
Prepaid expenses	46,082	16,640
Total current assets	304,829	426,283
Cash (investments) held in Trust Account	17,318,372	44,290,118
Total Assets	$17,623,201	$44,716,401

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$52,311	$42,046
Accrued expenses	1,336,683	1,077,056
Total current liabilities	1,388,994	1,119,102
Deferred underwriting fees payable	8,050,000	8,050,000
Convertible loan from related party	4,600,000	4,600,000
Total liabilities	14,038,994	13,769,102

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,500,000 and 4,059,402 shares at $11.55 and 10.91 per share at September 30, 2024 and December 31, 2023, respectively	17,318,372	44,290,118

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,749,997 and -0- issued and outstanding (excluding 1,500,000 and 4,059,402 ordinary shares subject to possible redemption at September 30, 2024 and December 31, 2023), respectively	575	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3 and 5,750,000 shares issued and outstanding at September 30, 2024 and December 31, 2023 respectively	-	575
Additional paid-in capital	935,116	-
Accumulated deficit	(14,669,856)	(13,343,394)
Total shareholders’ deficit	(13,734,165)	(13,342,819)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$17,623,201	$44,716,401

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023	For The Nine Months Ended September 30, 2024	For The Nine Months Ended September 30, 2023

General and administrative expenses	$149,024	$287,563	$930,462	$1,260,895
Loss from operations	(149,024)	(287,563)	(930,462)	(1,260,895)
Earnings on cash (investments) held in Trust Account	183,818	562,845	691,273	4,778,599
Net income (loss)	$34,794	$275,282	$(239,189)	$3,517,704
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	1,500,000	4,059,402	1,854,954	13,078,734
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.00	$0.03	$(0.03)	$0.19
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.00	$0.03	$(0.03)	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(UNAUDITED)

	Non-Redeemable Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2024	-	$-	5,750,000	575	$-	$(13,343,394)	$(13,342,819)
Conversion of Class B ordinary shares to Class A ordinary shares	5,749,997	575	(5,749,997)	(575)	-	-	-
Capital contribution made by Sponsor for non-redemption agreement	-	-	-	-	574,308	-	574,308
Cost of raising capital related to shareholder non-redemption agreements	-	-	-	-	(574,308)	-	(574,308)
Redemption of Class A ordinary shares	-	-	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(327,262)	(327,262)
Extension deposits due from Sponsor	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(238,649)	(238,649)
Balance as of March 31, 2024 (unaudited)	5,749,997	$575	3	$-	$-	$(13,909,305)	$(13,908,730)

Capital contribution from Sponsor	-	-	-	-	786,616	-	786,616
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(180,193)	(180,193)
Extension deposit paid into Trust Account	-	-	-	-	-	(247,500)	(247,500)
Net loss	-	-	-	-	-	(35,334)	(35,334)
Balance as of June 30, 2024 (unaudited)	5,749,997	$575	3	$-	$786,616	$(14,372,332)	$(13,585,141)

Extension deposit paid into Trust Account	-	-	-	-	-	(148,500)	(148,500)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(183,818)	(183,818)
Capital contribution from Sponsor	-	-	-	-	148,500	-	148,500
Net income	-	-	-	-	-	34,794	34,794
Balance as of September 30, 2024 (unaudited)	5,749,997	$575	3	$-	$935,116	$(14,669,856)	$(13,734,165)

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)

	Non-Redeemable Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2023	-	$-	5,750,000	575	$-	$(11,830,920)	$(11,830,345)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(2,525,117)	(2,525,117)
Net income	-	-	-	-	-	2,167,829	2,167,829
Balance as of March 31, 2023 (unaudited)	-	$-	5,750,000	$575	$-	$(12,188,208)	$(12,187,633)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,690,637)	(1,690,637)
Capital contribution made by Sponsor for non-redemption agreements	-	-	-	-	1,671,160	-	1,671,160
Cost of raising capital related to shareholder non-redemption agreements	-	-	-	-	(1,671,160)	-	(1,671,160)
Net income	-	-	-	-	-	1,074,593	1,074,593
Balance as of June 30, 2023 (unaudited)	-	$-	5,750,000	$575	$-	$(12,804,252)	$(12,803,677)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(562,845)	(562,845)
Net income	-	-	-	-	-	275,282	275,282
Balance as of September 30, 2023 (unaudited)	-	$-	5,750,000	$575	$-	$(13,091,815)	$(13,091,240)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Cash Flows from Operating Activities
Net (loss) income	$(239,189)	$3,517,704
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Earnings on cash (investments) held in Trust Account	(691,273)	(4,778,599)
Changes in operating assets and liabilities:
Prepaid expenses	(29,442)	165,016
Accounts payable	10,265	60,269
Accrued expenses	259,627	669,548
Net cash used in operating activities	(690,012)	(366,062)
Cash Flows from Investing Activities
Extension deposits into Trust Account	(396,000)	-
Trust Account Withdrawal - redemption	28,059,019	198,991,853
Net cash provided by investing activities	27,663,019	198,991,853
Cash Flows from Financing Activities
Redemption of Public Shares	(28,059,019)	(198,991,853)
Capital contribution from Sponsor	935,116	-
Net cash used in financing activities	(27,123,903)	(198,991,853)

Net decrease in cash	(150,896)	(366,062)
Cash - beginning of period	409,643	946,299
Cash - end of period	$258,747	$580,237

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$691,273	$4,778,599
Capital contribution made by Sponsor for non-redemption agreement	$574,308	$1,671,160
Cost of raising capital contribution made by Sponsor for non-redemption agreement	$(574,308)	$(1,671,160)
Conversion of Class B ordinary shares to Class A ordinary shares	$575	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DP CAP ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the Public Offering (as defined below) and subsequent to the Public Offering, the search for a target for the Company’s Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings on cash (investments) held in Trust Account relating to the proceeds derived from the Public Offering on November 12, 2021 (“Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

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

A total of $234,600,000 ($10.20 per unit), which consisted of $225,400,000 of the net proceeds from the IPO, $4,600,000 of the proceeds of the sale of the Private Placement Warrants and $4,600,000 of the proceeds from a loan by the Sponsor under the Sponsor Loan, was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the Trust Account (the “Trust Account”) that may be released to the Company to pay its taxes and winding up and dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until (i) the completion of the Company’s Business Combination, or (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s fourth amended and restated memorandum and articles of association (the “Fourth A&R M&A”) to (A) modify the substance or timing of its obligation to provide holders of its Class A Ordinary Shares the right to have their shares redeemed in connection with the Company’s Business Combination or to redeem 100% of the Company’s public shares if it does not complete its Business Combination by November 12, 2025 (the “Extended Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its Business Combination within the Extended Combination Period, subject to applicable law. See discussion below regarding the extensions of the combination period.

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

The Company is required to provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A Ordinary Shares, par value $0.0001 per share, sold in the Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6, Commitments and Contingencies). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Fourth A&R M&A, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether such Public Shareholder votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) (“the initial shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Fourth A&R M&A provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The initial shareholders have agreed not to propose an amendment to the Fourth A&R M&A (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Extended Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by November 12, 2025 and the Company’s shareholders have not amended the Fourth A&R M&A to extend such combination period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. As of the date of filing this Quarterly Report on Form 10-Q, the Company has not entered into any non-binding or definitive agreements with a potential Business Combination target.

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

On February 8, 2024, the Company held a second extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”) at which the Company’s shareholders approved, by special resolution, a proposal to amend and restate the Company’s Second A&R M&A to extend the Extension Date from February 12, 2024 to November 12, 2024 (the “Second Extension”). In connection with the Second Extraordinary General Meeting, holders of an additional 2,559,402 Class A Ordinary Shares properly exercised their right to redeem their Class A Ordinary Shares for cash at a redemption price of approximately $10.96 per share. As a result, on February 13, 2024, an aggregate of approximately $28 million was removed from the Company’s Trust Account to pay such holders. Following this redemption, the Company has 1,500,000 Class A Ordinary Shares with redemption rights outstanding. As of September 30, 2024, approximately $17 million remained in the Trust Account.

In connection with the approval of the Second Extension, the Sponsor has agreed to deposit on a monthly basis, or pro rata portion thereof if less than a month, $49,500 into the Company’s Trust Account for the benefit of the public shareholders who did not redeem their shares in connection with the Second Extension (the “Extension Deposit”), until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve a Business Combination and (ii) November 12, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). As of September 30, 2024, the Sponsor deposited an aggregate of $396,000 into the Trust Account as Extension Deposits from February 13, 2024 through September 30, 2024. On October 16, 2024, the Company made a deposit of $49,500 into the Trust Account representing extension payment through November 12, 2024.

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

Nasdaq Compliance

On August 21, 2023, the Company received a letter from the Listing Qualifications staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires that the Company’s listed securities maintain a minimum Market Value of Listed Securities (“MVLS”) of $50 million (the “MVLS Rule”). Subsequently on March 11, 2024, the Nasdaq Staff notified the Company that the Company has regained compliance with the MVLS Rule. On October 12, 2023, the Company received a second letter from the Nasdaq Staff notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires that the Company maintain a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). To resolve the deficiencies and regain compliance with the Nasdaq continued listing requirements, the Company submitted an application to Nasdaq for a transfer from The Nasdaq Global Market to The Nasdaq Capital Market on January 24, 2024, which was approved by the Nasdaq on March 26, 2024. See Note 11 - Subsequent Event for a description of the delisting notice the Company received from the Nasdaq Staff on November 12, 2024.

Liquidity and Going Concern

In connection with the assessment of going concern considerations in accordance with the FASB ASC Subtopic 205-40, “Presentation of Financial Statements- Going Concern,” as a result of the Third Extension, the Company has until November 12, 2025 to consummate a Business Combination. It is currently uncertain that the Company will be able to consummate a Business Combination by this time. If its Business Combination cannot be completed prior to November 12, 2025, the Company will cease operations except for the purpose of winding-up, redeem the Company’s then outstanding public shares, and liquidate and dissolve unless, prior to such date, the Company receives an extension approval from its shareholders and elects to further extend the date on which a Business Combination must be consummated.

As of September 30, 2024, the working capital deficit is $1,084,165. The current cash position from the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until November 12, 2025, and, as such, the Company will likely depend on capital calls and or loans from our Sponsor, its affiliates or members of the Company’s management team to fund our search, and to complete a Business Combination. The Sponsor, its affiliates, or members of the Company’s management team are not under any obligation to advance additional funds to, or to invest in, and the Company may still need additional capital to fund its working capital needs and search for a target. Also, if the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may need to obtain funding sooner. The Company’s working capital has not been determined to be sufficient to fund its operations for at least one year from the date of issuance of the unaudited condensed financial statement. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the date of these financial statements.

The Company plans to continue its search for a target and continue to pursue all options to complete a Business Combination by November 12, 2025. The Sponsor is not under any obligation to advance additional funds to, or to invest in, the Company, and the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional funds it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses, all of which would have a material adverse effect on the Company and its financial statements.
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023, as filed with the SEC on April 10, 2024. The accompanying unaudited condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements included in the Annual Report on Form 10-K/A. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, the funds held in the Trust Account were cash held in an interest-bearing demand deposit account.

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

Net (Loss) Income Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of Class A Ordinary Shares or Class B Ordinary Shares outstanding during the period. The Company has not considered the effect of the warrants sold as part of the Units in the Public Offering or the private placement to purchase an aggregate of 16,233,333 Class A Ordinary Shares in the calculation of diluted loss per share, since the inclusion of such warrants are contingent upon the occurrence of a future event. The Sponsor Loan Warrants to purchase a total of up to 3,066,067 Class A Ordinary Shares to be granted upon conversion of the Sponsor Loan, if any, would also be contingent upon the occurrence of future events and would therefore also be excluded from the calculation.

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

A reconciliation of net (loss) income per ordinary share is as follows:

	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023	For The Nine Months Ended September 30, 2024	For The Nine Months Ended September 30, 2023
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$7,199	$113,919	$(58,342)	$2,443,452

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	1,500,000	4,059,402	1,854,954	13,078,734
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.00	$0.03	$(0.03)	$0.19

Non-Redeemable Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Ordinary Shares
Net income (loss) allocable to non-redeemable Ordinary Shares	$27,595	$161,363	$(180,847)	$1,074,252

Denominator: Weighted Average Non-Redeemable Ordinary Shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.00	$0.03	$(0.03)	$0.19

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no net deferred tax assets as of September 30, 2024.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Such guidance provides that because the warrants meet the criteria thereunder for equity classification, each warrant is recorded within Shareholders’ deficit. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

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

Sponsor Loan

The Sponsor loaned the Company $4,600,000 as of the closing date of the Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and can be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per Sponsor Loan Warrant, at the discretion of the Sponsor, upon the consummation of a Business Combination. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Warrants by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of September 30, 2024 and December 31, 2023 and through the date that the financial statements were issued, there was $4,600,000 outstanding under the Sponsor Loan.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay any outstanding Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, any outstanding Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of funds held outside the Trust Account to repay any outstanding Working Capital Loans but no funds held in the Trust Account would be used to repay any outstanding Working Capital Loans. Any outstanding Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2024 and December 31, 2023, and through the date of filing of this form 10-Q, there were no Working Capital Loans outstanding.

Capital Contribution

In the period ended September 30, 2024, related parties advanced an aggregate capital contribution of $935,116 to the Company to fund extension deposits into the Trust Account and other working capital needs. This capital contribution is not a loan and has no repayment obligation.

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

As of September 30, 2024 and December 31, 2023, the Class A Ordinary Shares reflected in the unaudited condensed balance sheets are reconciled as follows:

	Number of Shares	Amount
Class A Ordinary Shares subject to possible redemption at January 1, 2023	23,000,000	$237,982,862
Remeasurement of redemption value of Class A Ordinary Shares subject to possible redemption	-	5,299,109
Redemption of Class A ordinary shares	(18,940,598)	(198,991,853)
Class A Ordinary Shares subject to possible redemption at December 31, 2023	4,059,402	$44,290,118
Remeasurement of Class A ordinary shares to redemption value	-	327,262
Extension deposits due from Sponsor	-	99,000
Redemption of Class A ordinary shares subject to possible redemption	(2,559,402)	(28,059,019)
Class A Ordinary Shares subject to possible redemption at March 31, 2024	1,500,000	$16,657,361
Extension deposits paid into Trust Account, net of extension deposits due from Sponsor as of March 31, 2024	-	148,500
Remeasurement of Class A ordinary shares to redemption value	-	180,193
Class A Ordinary Shares subject to possible redemption at June 30, 2024	1,500,000	$16,986,054
Extension deposits paid into Trust Account	-	148,500
Remeasurement of Class A ordinary shares to redemption value	-	183,818
Class A Ordinary Shares subject to possible redemption at September 30, 2024	1,500,000	$17,318,372

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 5,749,997 and 0 Class A Ordinary Shares issued and outstanding, excluding 1,500,000 and 4,059,402 shares subject to possible redemption, respectively.

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

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, 3 and 5,750,000 Class B Ordinary Shares were issued and outstanding, respectively. Up to 750,000 of Founder Shares were subject to forfeiture in the event that the underwriter did not purchase additional Units to cover over-allotments. The underwriters’ over-allotment option was exercised in full on November 12, 2021 and forfeiture restrictions lapsed. Prior to the initial investment in the Company of $25,000 by the Sponsor along with certain funds controlled by Data Point Capital, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Holders of the Class A Ordinary Shares and holders of the Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B Ordinary Shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination. As of September 30, 2024, in connection with the First Extension and Non-Redemption Agreements discussed in Note 2, the Sponsor agreed to transfer 1,500,000 Class B ordinary shares to the Investors on or promptly after the consummation of the Business Combination. The estimated aggregated fair value is $5,175,000 or a weighted average of $3.45 per share. The excess of the fair value of the Class B Ordinary Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. In substance, the Company recognized the offering cost as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A ordinary shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

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

In no event will the Company be required to net cash settle any Public Warrant. If the Company is unable to complete a Business Combination within the Extended Combination Period or during any further extended time that the Company has to consummate a business combination beyond the Extended Combination Period, as a result of a shareholder vote to amend the Fourth A&R M&A and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless. Private Placement Warrants have the same terms as the Public Warrants.

NOTE 10 — FAIR VALUE MEASUREMENTS

On November 8, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of the Company’s Business Combination or liquidation. As such, the amount held in Trust Account as of September 30, 2024 and December 31, 2023 is not subject to fair value measurement.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2024 and 2023.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the following.

On October 16, 2024, the Company made a deposit of $49,500 into the Trust Account representing extension payment for October 2024.

On November 11, 2024, the Company held a third extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”) at which our shareholders approved, by special resolution, a proposal to amend and restate the Third A&R M&A to extend the Extension Date from November 12, 2024 to November 12, 2025 (the “Third Extension”). In connection with the Third Extraordinary General Meeting, holders of an additional 1,451,905 Class A Ordinary Shares properly exercised their right to redeem their Class A Ordinary Shares for cash at a redemption price of approximately $11.63 per share. As a result, on November 13, 2024, an aggregate of approximately $16.9 million was removed from the Trust Account to pay such holders. Following this redemption, the Company has 48,095 Class A Ordinary Shares with redemption rights outstanding. As of November 13, 2024,  $0.56 million remained in the Trust Account.

On November 12, 2024, the Company received a delisting notice from Nasdaq that, as the Company was not able to complete a business combination within 36 months of the effectiveness of our IPO registration statement, or November 8, 2024, as required under Nasdaq Listing Rule IM-5101-2(b) (the “Rule”), unless the Company timely requests a hearing before a Nasdaq hearings panel, the Company’s securities will be suspended from trading at the opening of business on November 19, 2024 and will be delisted from the Nasdaq Stock Market. While the Company may appeal the suspension and delisting, a Nasdaq hearings panel will have no discretion in allowing us to remain listed and may only reverse the Nasdaq’s staff’s determination if it finds it made a factual error applying the Rule. The Company has decided not to appeal the suspension and delisting.

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

Overview

We are a blank check company incorporated on April 8, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our Public Offering on November 12, 2021. As of September 30, 2024, we had not identified any Business Combination target.

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

If we are unable to complete a Business Combination by November 12, 2025, and our shareholders have not amended our fourth amended and restated memorandum and articles of association (the “Fourth A&R M&A”) to extend the combination period,  we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (if any) (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

In connection with the approval of the Second Extension, the Sponsor has agreed to deposit on a monthly basis, or pro rata portion thereof if less than a month, $49,500 into our Trust Account for the benefit of our public shareholders (the “Extension Deposit”), until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve a Business Combination and (ii) November 12, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of our board of directors). As of September 30, 2024, the Sponsor deposited an aggregate of $396,000 into its Trust Account as Extension Deposits from February 13, 2024 through September 30, 2024. On October 16, 2024 the Company made a deposit of $49,500 into the Trust Account representing extension deposit for October 2024.

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

Recent Development

On November 11, 2024, we held a third extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”) at which our shareholders approved, by special resolution, a proposal to amend and restate the Third A&R M&A to extend the Extension Date from November 12, 2024 to November 12, 2025 (the “Third Extension”). In connection with the Third Extraordinary General Meeting, holders of an additional 1,451,905 Class A Ordinary Shares properly exercised their right to redeem their Class A Ordinary Shares for cash at a redemption price of approximately $11.63 per share. As a result, on November 13, 2024, an aggregate of approximately $16.9 million was removed from the Trust Account to pay such holders. Following this redemption, we have 48,095 Class A Ordinary Shares with redemption rights outstanding. As of November 13, 2024, $0.56 million remained in the Trust Account.

On November 12, 2024, we received a delisting notice from Nasdaq that, as we were not able to complete a business combination within 36 months of the effectiveness of our IPO registration statement, or November 8, 2024, as required under Nasdaq Listing Rule IM-5101-2(b) (the “Rule”), unless we timely request a hearing before a Nasdaq hearings panel, our securities will be suspended from trading at the opening of business on November 19, 2024 and will be delisted from the Nasdaq Capital Market. While we may appeal the suspension and delisting, a Nasdaq hearings panel will have no discretion in allowing us to remain listed and may only reverse the Nasdaq’s staff’s determination if it finds it made a factual error applying the Rule. We have decided not to appeal the suspension and delisting.

Results of Operations

For the three and nine months ended September 30, 2024, we had a net income (loss) of $34,794 and $(239,189), respectively, which consisted of earnings on cash (investments) held in trust of $183,818 and $691,273, respectively, offset by general and administrative costs of  $149,024 and $930,462, respectively.

For the three and nine months ended September 30, 2023, we had net income of $275,282 and $3,517,704, respectively, which consisted of earnings on investments held in Trust Account of $562,845 and $4,778,599, respectively, partially offset by general and administrative expenses of $287,563 and $1,260,895 (including formation expenses), respectively.

All activity from April 8, 2021 (inception) through September 30, 2024, relates to our formation and our Public Offering and subsequent to our Public Offering, the search for a target for our Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest.

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

Our liquidity needs up to September 30, 2024 had been satisfied through (i) a payment from the Sponsor along with certain funds controlled by Data Point Capital of $25,000 to cover certain offering and formation costs in exchange for the issuance of the Founder Shares to the Sponsor and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured promissory note. The unsecured promissory note was non-interest bearing and was due at the earlier of December 31, 2021 and the closing of the Public Offering. As of September 30, 2024, no amounts were outstanding under the unsecured promissory note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. In the period ended September 30, 2024, related parties have advanced an aggregate of $935,116 in capital contributions to the Company for the purpose of funding extension deposits and other working capital needs; however, the Company may still need additional capital to fund its working capital needs and search for a target. As of September 30, 2024, and through the date of this filling, there were no amounts outstanding under any working capital loans.

For the nine months ended September 30, 2024, net cash used in operating activities was $690,012, consisting of net loss of $(239,189), earnings on cash held in Trust Account of $691,273 and changes in operating assets and liabilities of $240,450, resulting primarily from increases in accounts payable and accrued expenses.

For the nine months ended September 30, 2023, net cash used in operating activities was $366,062, consisting of net income of $3,517,704, earnings on investments held in Trust Account of $4,778,599 and changes in operating assets and liabilities of $894,833, resulting primarily from increases in accounts payable and accrued expenses.

As of September 30, 2024, we had cash held in the Trust Account of $17,318,372. As of December 31, 2023, we have investments held in Trust Account of $44,290,118. At the Second Extraordinary General Meeting held on February 8, 2024, in connection with the Second Extension, holders of an additional 2,559,402 Class A ordinary shares properly exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $10.96 per share. As a result, an aggregate of approximately $28 million was removed from our Trust Account to pay such holders.  We may withdraw interest earned to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024 and December 31, 2023, we had cash of $258,747 and $409,643, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay our other operating expenses. In the period ended September 30, 2024, related parties have advanced an aggregate of $935,116 in capital contributions to the Company. The Company utilized $396,000 of this contribution to fund extension deposits paid into the Trust Account and the remainder is available to the Company for working capital needs.

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

At September 30, 2024 and December 31, 2023, other than the $4,600,000 Sponsor Loan, we did not have other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Going Concern Considerations

We have until November 12, 2025 to consummate a Business Combination. It is currently uncertain that we will be able to consummate a Business Combination by this time. If our Business Combination cannot be completed prior to November 12, 2025, we will cease operations except for the purpose of winding-up, redeem our outstanding public shares, and liquidate and dissolve unless, prior to such date, the Company receives an extension approval from its shareholders and elects to further extend the date on which a Business Combination must be consummated.

As of September 30, 2024, we had $258,747 in cash outside of the Trust Account for our working capital needs and a working capital deficit of $1,084,165. We expect to incur significant costs in pursuit of our acquisition plans and the net proceeds of the Public Offering, the sale of the Private Placement Warrants and the Sponsor Loan not being held in the Trust Account are insufficient to allow us to operate until November 12, 2025. The Company will likely depend on loans and or capital contributions from our Sponsor, its affiliates or members of the management team and/or third parties to fund our search and to complete a Business Combination. Further, if our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. The Sponsor is not under any obligation to advance additional funds to, or to invest in, us. If we are unable to raise additional funds, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

We continue our search for a target and will continue pursuing all options to complete a Business Combination by November 12, 2025. It is uncertain whether we will be able to consummate a Business Combination by November 12, 2025 or whether the current funds that we have will be sufficient to consummate a Business Combination. If a Business Combination is not consummated by November 12, 2025, we will cease operations except for the purpose of winding up, redeem the then outstanding Public Shares, and liquidate and dissolve unless, prior to such date, we receive an extension approval from our shareholders and elect to extend the date on which a Business Combination must be consummated. These factors, among others, raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this Quarterly Report. These unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

As required by Rule 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due to identified material weaknesses in our internal control over financial reporting identified in current and previous reporting periods, as described below, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of September 30, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report for the year ended December 31, 2023 as filed with the SEC on April 10, 2024, management identified a deficiency in internal control over financial reporting related to the accounting for complex financial instruments and the review and approval of adjusting journal entries. As of September 30, 2024, the identified material weaknesses in our internal controls over financial reporting have not yet been remediated.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2023, other than as set forth below:

Risks related to Potential Delisting of Securities from Nasdaq

The Company’s securities are listed on the Nasdaq Stock Market. Pursuant to Nasdaq rules, the Company is currently required to consummate its initial business combination within 36 months from its original listing date. The Company’s securities were listed on Nasdaq in November 2021. As the Third Extension was approved and effectuated, the Company has until November 12, 2025 pursuant to its charter to consummate an initial business combination. As a result, the Company could continue to seek to consummate its initial business combination beyond 36 months from the original listing date. Nasdaq Rule 5815 was recently amended to provide for the immediate suspension and delisting of a listed company upon issuance of a delisting determination letter for failure to meet the requirement in Nasdaq Rule IM 5101-2(b), which requires a company to complete one or more business combinations within 36 months of the date of effectiveness of its IPO registration statement. Accordingly, the Company’s securities will face immediate suspension and delisting action once the Company receives a delisting determination letter from Nasdaq after the 36-month window ends on November 8, 2024.  Pursuant to Rule 5815, as amended, Nasdaq may only reverse the determination if it finds it made a factual error applying such rule. On November 12, 2024, the Company received a delisting notice from Nasdaq that, as it was not able to complete a business combination within 36 months of the effectiveness of its IPO registration statement, or November 8, 2024, as required under Nasdaq Listing Rule IM-5101-2(b), unless the Company timely requests a hearing before a Nasdaq hearings panel, its securities will be suspended from trading at the opening of business on November 19, 2024 and will be delisted from the Nasdaq Stock Market. The Company has decided not to appeal the suspension and delisting.

Once Nasdaq delists any of the Company’s securities from trading on its exchange and the Company is not able to list such securities on another approved national securities exchange, the Company expects that such securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including: (i) a limited availability of market quotations for the Company’s securities, (ii) reduced demand and liquidity for the Company’s securities, (iii) a determination that the Public Shares are “penny stocks” and no longer “covered securities,” which will require brokers trading in the Public Shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities making it more difficult for investors to trade the Company’s securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) making the Company a less attractive acquisition vehicle to a target business in connection with an initial business combination.  Any of the foregoing could have a material adverse effect on the Company’s ability to consummate an initial business combination and make it significantly harder to consummate such an initial business combination.

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

In connection with the Third Extension adopted at the Third Extraordinary General Meeting held on November 11, 2024, we paid approximately $16.9 million in redemption proceeds to shareholders holding 1,451,905 Class A ordinary shares who exercised their right to redeem such shares at a per share redemption price of $11.63.

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
3.1
Fourth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2024 (File No. 001-41041))

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

DP CAP ACQUISITION CORP I

Date: November 14, 2024	By:	/s/ Scott Savitz
	Name:	Scott Savitz
	Title:	Chief Executive Officer and Chairman

	By:	/s/ Bruce Revzin
Date: November 14, 2024	Name:	Bruce Revzin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)